Form 10QSB
period 2005-06-30
First Valley Bancorp, Inc.
filed 2005-08-15
CIK 1318849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005	Commission file number 000-51408

FIRST VALLEY BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut	04-3806732
(State of incorporation)	(I.R.S. Employer Identification Number)

Four Riverside Avenue, Bristol, Connecticut 06010
(Address of principal executive offices)

(860) 582-8868
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes __  No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value per share, 1,078,361 shares issued and outstanding as of the close of business July 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes __ No X

Table of Contents

Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Statements of Financial Condition (Unaudited) as of
    June 30, 2005 and December 31, 2004

Statements of Income (Unaudited) for the three and six month periods ended June 30, 2005 and 2004

Statements of Changes in Capital Accounts (Unaudited) for the
    six month periods ended June 30, 2005 and 2004

Statements of Cash Flows (Unaudited) for the six month
    periods ended June 30, 2005 and 2004

Notes to Financial Statements
3 4 5 6 7-10
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 21

Item 3.	Controls and Procedures	21

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Item 4. Item 5. Item 6.	Defaults Upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits	22 22 22 22

SIGNATURES CERTIFICATIONS		23 24- 29

Part 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(in thousands except share data)
	June 30,	December 31,
	2005	2004

ASSETS
Cash and due from depository institutions	$3,742	$5,764
Federal funds sold and money market accounts	6,675	4,269
Investment securities	37,030	39,548
Loans receivable, net	85,064	77,729
Premises and equipment, net	1,504	1,524
FHLB Stock	727	727
Accrued income receivable	563	560
Deferred income taxes	647	632
Other assets	665	187
TOTAL ASSETS	$136,617	$130,940

LIABILITIES AND CAPITAL ACCOUNTS
Deposits:
Non-interest bearing	$15,642	$12,300
Interest bearing	98,350	95,446
Total deposits	113,992	107,746
Borrowed funds	11,575	12,679
Mortgagors' escrow accounts	153	150
Other liabilities	1,337	1,206
Total Liabilities	127,057	121,781

Capital Accounts:
Common stock, no par value; authorized 2,000,000 shares;
issued and outstanding 1,076,082 and 1,072,902 at
June 30, 2005 and December 31, 2004, respectively	890	887
Additional paid-in capital	8,164	8,126
Retained earnings	688	305
Accumulated other comprehensive loss	(182)	(159)
Total Capital Accounts	9,560	9,159
TOTAL LIABILITIES AND CAPITAL ACCOUNTS	$136,617	$130,940

See notes to financial statements.

STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Interest on loans	$1,412	$1,116	$2,718	$2,117
Interest and dividends on investments
and deposits	381	286	760	610
Total interest income	1,793	1,402	3,478	2,727

Interest expense:
Deposits and escrow	506	338	973	634
Borrowed money	77	62	152	130
Total interest expense	583	400	1,125	764
Net interest income	1,210	1,002	2,353	1,963

Provision for loan losses	85	65	161	162
Net interest income after provision
for loan losses	1,125	937	2,192	1,801

Noninterest income:
Service charges and other fees	102	77	191	138
Realized gains on investments	-	-	-	6
Total noninterest income	102	77	191	144

Noninterest expenses:
Salaries	404	364	809	717
Employee benefits and taxes	77	72	169	150
Occupancy and equipment	156	180	329	359
Professional fees	38	35	74	76
Marketing	32	25	52	46
Office supplies	20	18	37	35
Outside service fees	59	28	107	65
Other	88	55	172	103
Total noninterest expenses	874	777	1,749	1,551
Income before income tax expense	353	237	634	394
Income tax expense	141	91	251	151
NET INCOME	$212	$146	$383	$243

Basic income per share	$0.20	$0.14	$0.36	$0.23
Diluted income per share	$0.19	$0.13	$0.34	$0.22

Weighted-average shares outstanding - basic	1,076,082	1,070,744	1,076,029	1,070,473
Weighted-average shares outstanding - diluted	1,116,108	1,086,099	1,116,055	1,085,828

See notes to financial statements.

STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS (UNAUDITED)
(in thousands)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-In	Retained	Income	Capital
	Stock	Capital	Earnings	(Loss)	Accounts

Balance at December 31, 2003	$884	$8,090	$(267)	$(62)	$8,645

Shares issued under stock
compensation plan	1	15			16

Comprehensive income:
Net income			243
Net unrealized losses on
available-for-sale securities				(258)
Comprehensive income					(15)

Balance at June 30, 2004	$885	$8,105	$(24)	$(320)	$8,646

Balance at December 31, 2004	$887	$8,126	$305	$(159)	$9,159

Shares issued under stock
compensation plan	3	38			41

Comprehensive income:
Net income			383
Net unrealized losses on
available-for-sale securities				(23)
Comprehensive income					360

Balance at June 30, 2005	$890	$8,164	$688	$(182)	$9,560

See notes to financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$383	$243
Adjustments to reconcile net income to
cash provided by operating activities:
Realized gains on investments	-	(6)
Depreciation	119	104
Provision for loan losses	161	162
Amortization (accretion) of premiums (discounts) net	88	114
Net Change in:
Accrued income receivable	(3)	(22)
Deferred loan fees	19	35
Other assets	(477)	116
Other liabilities	131	1,228
Net cash provided by operating activities	421	1,974

Cash flows from investing activities
Proceeds from maturities, calls and paydowns
of available-for-sale securities	10,891	6,268
Proceeds from sales of available-for-sale securities	-	-
Purchase of available-for-sale securities	(8,500)	(4,138)
Loan originations net of principal payments	(7,515)	(12,810)
Purchases of premises and equipment	(99)	(629)
Net cash used by investing activities	(5,223)	(11,309)

Cash flows from financing activities
Change in DDA, NOW, money market and
savings accounts	(989)	6,830
Change in time deposit accounts	7,235	7,580
Change in borrowed funds	(1,104)	(2,100)
Change in mortgagors' escrow accounts	3	1
Proceeds from issuance of common stock	41	16
Net cash provided by financing activities	5,186	12,327

Net change in cash and cash equivalents	384	2,992
Cash and cash equivalents at beginning of period	10,033	7,074

Cash and cash equivalents at end of period	$10,417	$10,066

Supplemental Disclosures
Cash paid during the period for:
Interest	$1,028	$731
Income taxes	$369	$143

See notes to financial statements.

Notes to Financial Statements
(Unaudited)

Note 1. Business
Valley Bank (the “Bank”) is a Connecticut state-chartered commercial bank located in Bristol, Connecticut. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, real estate, residential and consumer loans. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation within prescribed limits. The Bank is subject to competition from other financial institutions throughout the region. The Bank is also subject to the regulations of certain state and federal agencies and undergoes periodic examinations by those regulatory authorities.

Effective July 1, 2005, Valley Bank reorganized into a bank holding company structure. As a result, a new bank holding company called First Valley Bancorp, Inc. was formed and Valley Bank became the wholly-owned subsidiary of First Valley Bancorp, Inc. The Board believes that the reorganization will increase the corporate flexibility of the Bank, will allow the Bank to better take advantage of additional business opportunities, and will provide the Bank with operational and competitive benefits.

Note 2. Basis of presentation
The accounting and reporting policies of the Bank conform to generally accepted accounting principles in the United States of America and to general practices within the banking industry. Such policies have been followed on a consistent basis.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and income and expenses for the period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in credit quality and economic conditions, particularly in Connecticut.

The data presented for the three and six months ended June 30, 2005 and 2004 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the results for such interim periods. Interim results at and for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005.

Note 3. Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).

The Bank’s one source of other comprehensive income is the net unrealized gain (loss) on securities (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Net Income	$383	$243

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available-for-sale	(38)	(416)
Reclassification adjustment for gain recognized in net income	-	(6)
Other comprehensive income (loss) before tax expense	(38)	(422)
Income tax expense (benefit) related to items of other comprehensive income (loss)	15	162
Other comprehensive income net of tax	(23)	(260)

Total comprehensive income	$360	$(17)

Note 4. Income per Share
The Bank has computed and presented income per share in accordance with Statement of Financial Accounting Standards No. 128.

Note 5. Commitment to Extend Credit
The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments at June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30, 2005	December 31, 2004
Commitments to extend credit:
Loan commitments	$ 7,093	$ 2,987
Unadvanced lines of credit	21,017	16,572
Standby letters of credit	504	504
Outstanding commitments	$ 28,614	$ 20,063

Note 6. Stock Based Compensation
The Bank has a long-term incentive plan authorizing various types of market and performance based incentive awards that may be granted to directors, officers and employees. The Bank accounts for stock options issued in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized, and related interpretations in accounting for its long-term incentive plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share on that date. Stock options have a term of 10 years and vesting terms ranging from immediate to 3 years.

The following table illustrates the effect on net income and earnings per share as if the fair value based method described in SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied to the Bank’s long-term incentive plan (in thousands except share data):
	Six Months Ended
	June 30,
	2005	2004

Net income, as reported	$383	$243
Stock-based employee compensation
included in net income	-	-
Total stock-based employee compensation
expense determined under the fair value
based method for all awards	-	(20)
Pro forma net income	$383	$223

Earnings per share:
Basic, as reported	$0.36	$0.23
Diluted, as reported	$0.34	$0.22
Basic, pro forma	$0.36	$0.21
Diluted, pro forma	$0.34	$0.21

Note 7. Recent Accounting Pronouncements
On March 9, 2004, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments”. The bulletin sets forth the views of the accounting staff of the SEC as it pertains to loan commitments recognized for loans originated for sale. The bulletin concludes that expected future cash flows related to the servicing of the loan should not be considered until the loan has been contractually separated from the servicing. The provisions of SAB 105 were effective for commitments entered into after March 31, 2004. The adoption of SAB 105 did not have any effect on the Bank as no commitments have been recognized due to the immateriality of the amount.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the grant-date fair value of equity or liability instruments issued. Statement No. 123(R) replaces Statement No. 123 “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Bank will adopt Statement No 123(R) as of January 1, 2006. The Bank does not believe its adoption will have a material effect on the financial statements.

In June 2005, the Financial Accounting Standards Board decided to discontinue any further consideration of the Emerging Issues Task Force’s consensus on EITF 03-01 regarding unrealized losses on marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, that are classified as either held-to-maturity or available-for-sale. The Board directed staff to finalize Financial Staff Position (FSP) “FAS 115-1”, which is expected to clarify that an investor must recognize a loss as soon as impairment is deemed other than temporary. The FSP is also expected to clarify when a pattern of selling debt investments prior to forecasted recovery of fair value may call into questions the investors intent to hold to maturity. The FSP is scheduled to be effective for periods beginning after September 15, 2005. The Bank does not expect that the FSP will have a material effect on its financial statements.

Part I. - FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement
Reports issued by Valley Bank including this quarterly report on Form 10-QSB contain statements relating to future results of Valley Bank that are considered “forward looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the Bank’s allowance for loan losses. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, interest rate fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, results from branch expansion, technological fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in the Bank’s filings with the SEC.

(a) Plan of Operation
Not applicable since the Bank had revenues from operations in each of the last two fiscal years.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview
Valley Bank (the “Bank”) is a Connecticut state-chartered commercial bank located in Bristol, Connecticut. The Bank, which has its main office in Bristol, a second full-service office in the Terryville section of Plymouth, and a loan production office in Southington that opened in January 2005, provides banking services to commercial and individual customers primarily in the town of Bristol and the neighboring communities of Burlington, Farmington, Plainville, Plymouth, Southington and Wolcott. The Bank offers to its business customers demand, savings and time deposit accounts and the granting of various types of commercial loans and commercial real estate loans.

The services provided by the Bank to consumers include checking, savings and time deposit accounts, as well as mortgage loans, consumer loans, investment services, and trust services through The Trust Company of Connecticut.

The Bank offers its customers investment services through a relationship with Tracy Driscoll, Inc., a local insurance agency, and Bannon, Ohanesian & Lecours, Inc., a full-service, independent broker/dealer headquartered in West Hartford, Connecticut.

The Bank has plans to open two additional full service branches over the next twelve to eighteen months. In April 2004, the Bank closed on the purchase of land and a building located at 888 Farmington Avenue, Bristol, Connecticut, 06010. The building, which prior to the purchase had served as a branch office of North American Bank and Trust, is currently being leased by the Bank to Bristol Travel, Inc. The Bank intends to file an application with the Department of Banking to operate the site as a full service branch office in the fourth quarter of 2005 or the first quarter of 2006. It is anticipated that the new branch will be staffed with 5 full-time equivalent employees (“FTE’s”).

In January 2005, the Bank opened a loan production office in Southington. Subsequently the Bank signed a contract to purchase a building in Southington. The Bank intends to file an application with the Department of Banking to convert the building into a full service branch office in 2006. The full service office will replace the loan production office in Southington. It is anticipated that the new branch will be staffed with 5 “FTE’s.

Subsequent Events
In the first quarter of 2005, the Bank began the process of reorganizing into a bank holding company structure. Effective July 1, 2005 that process was completed. As a result, a new bank holding company called First Valley Bancorp, Inc. was formed and Valley Bank became the wholly-owned subsidiary of First Valley Bancorp, Inc. The Board believes that the reorganization will increase the corporate flexibility of the Bank, will allow the Bank to better take advantage of additional business opportunities, and will provide the Bank with operational and competitive benefits.

In July 2005, First Valley Bancorp, Inc. raised approximately $4 million through a trust preferred offering that closed on July 28, 2005. The majority of the offering proceeds will be invested in the Bank as capital to support additional growth of the Bank.

In July 2005, First Valley Bancorp, Inc. announced that Mark A. Gibson, President of Quality Coils, Inc. and Dynalock Corporation, had been elected a director of First Valley Bancorp, Inc.

First Valley Bancorp, Inc. lists its stock on the Over The Counter Bulletin Board at www.otcbb.com under the symbol “FVLY”.

The following discussion and analysis presents a review of the operating results and financial condition of the Bank, for the three and six-month periods ended June 30, 2005 and 2004. The discussion below should be read in conjunction with the financial statements and other financial data presented elsewhere herein.

FINANCIAL CONDITION
General
Total assets increased by $3.7 million, or 2.8%, during the second quarter of 2005 and have grown by $5.7 million, or 4.3%, on a year-to-date basis. The increase for the year reflects growth in the loan portfolio being partly offset by a decline in investment securities. On the liability side, deposit growth was partly offset by a decline in borrowed funds.

Investment Securities
The carrying value and estimated market values of investment securities are as follows
(in thousands):
	Amortized	Gross Unrealized		Estimated
	Cost	Gain	(Loss)	Market Value
June 30, 2005:
Available-for-sale securities:
U.S. agency obligations:
Due in less than one year	$500	$-	$(6)	$494
Due from one through five years	8,013	1	(92)	7,922
	8,513	1	(98)	8,416
Corporate bonds:
Due from one through five years	2,113	-	(41)	2,072
Due after ten years	100	-	-	100
	2,213	-	(41)	2,172

Mortgage-backed securities	23,599	34	(191)	23,442

Variable rate preferred securities	3,000	-	-	3,000
Total available-for-sale securities	$37,325	$35	$(330)	$37,030

	Amortized	Gross Unrealized		Estimated
	Cost	Gain	(Loss)	Market Value
December 31, 2004:
Available-for-sale securities:
U.S. agency obligations:
Due in less than one year	$500	$3	$-	$503
Due from one through five years	8,518	2	(86)	8,434
	9,018	5	(86)	8,937
Corporate bonds:
Due from one through five years	2,129	-	(27)	2,102
Due after ten years	100	3	-	103
	2,229	3	(27)	2,205

Mortgage-backed securities	26,557	23	(174)	26,406

Variable rate preferred securities	2,000	-	-	2,000
Total available-for-sale securities	$39,804	$31	$(287)	$39,548

The Bank had no realized gains on securities during the three months ended June 30, 2005 and 2004. For the six months ended June 30, 2005 and 2004, the Bank had realized gains on securities of $0 and $6,000, respectively.

Loans
The Bank’s loan portfolio increased by $7.4 million, or 9.4%, during the first six months of 2005. The majority of the growth was in commercial real estate loans. The Bank also had growth in its residential mortgage and home equity loan portfolios.

At June 30, 2005 and December 31, 2004, the composition of the Bank’s loan portfolio was as follows (dollars in thousands):
	June 30,	December 31,
	2005	2004
Commercial mortgages	$42,635	$38,186
Commercial loans	18,355	19,227
Residential mortgages	14,504	12,407
Consumer and home equity loans	11,179	9,409
	86,673	79,229
Less:
Deferred loan origination fees	224	205
Allowance for loan losses	1,385	1,295
Loans receivable, net	$85,064	$77,729
Weighted average yield	6.40%	6.20%

Critical Accounting Policies
In the ordinary course of business, the Bank has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Bank believes the following discussion addresses the Bank's only critical accounting policy, which is the policy that is most important to the presentation of the Bank's financial results. This policy requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses
The allowance for loan losses is established by a provision charged to earnings and is maintained at a level considered adequate to provide for potential loan losses based on management’s evaluation of known and inherent risks in the loan portfolio. When a loan or portion of a loan is considered uncollectable, it is charged against the allowance for loan losses. Recoveries of loan previously charged off are credited to the allowance when collected.

Management makes regular evaluations of the loan portfolio to determine the adequacy of the level of the allowance for loan losses. Numerous factors are considered in the evaluation, including a review of certain borrowers’ current financial status and credit standing, available collateral, loss experience in relation to outstanding loans, the overall loan portfolio quality, management’s judgment regarding prevailing and anticipated economic conditions, and other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following summarizes the changes in allowance for loan losses for the six months ended June 30, 2005 (in thousands):

Balance, beginning of period	$1,295
Provision for loan losses	161
Chargeoffs	(79)
Recoveries	8
Balance, end of period	$1,385

At June 30, 2005, the Bank had $373,000 of loans on nonaccrual status. The loans are considered impaired. At December 31, 2004, the Bank had no loans on nonaccrual status or any loans considered impaired.

Deposits
Deposits increased by $6.2 million, or 5.8%, in the first half of 2005. The majority of the growth was in time deposit balances and growth in non-interest checking. Money market savings balances declined with a portion of the decrease due to a shift of balances into time deposits to take advantage of higher interest rates. Balances in regular savings and NOW accounts remained relatively unchanged.

At June 30, 2005 and December 31, 2004, the Bank’s deposit balances were as follows (dollars in thousands):
	June 30, 2005		December 31,2004
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Non-interest checking	$15,642	0.00%	$12,300	0.00%
Regular savings	23,161	0.79%	23,782	0.81%
Money market savings	17,899	1.71%	21,326	1.40%
NOW accounts	3,138	0.39%	3,431	0.34%
	59,840	0.84%	60,839	0.83%

Time deposits	54,152	3.11%	46,907	2.73%
Total Deposits	$113,992	1.92%	$107,746	1.65%

Borrowed Funds
At June 30, 2005 and December 31, 2004, the Bank had $11.6 million and $12.7 million, respectively, in advances outstanding from the Federal Home Loan Bank. The weighted average rates on borrowed funds at June 30, 2005 and December 31, 2004 were 3.04% and 2.80%, respectively.

Liquidity and Capital Resources

At June 30, 2005, approximately 35% of the Bank’s assets were held in cash, cash equivalents and securities and 62% of the Bank’s assets were held in loans. The Bank’s ratio of loans to deposits, which is generally targeted to not exceed 80% and is used as a general guideline in managing the Bank’s asset/liability mix, was 76% at June 30, 2005.

The Bank has other liquidity related policy targets and thresholds which are reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). The Bank reviews and sets deposit rates weekly based upon its need for funds, competition in the market area, and the availability and pricing of other funding sources.

The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”), which provides an alternative funding source for the Bank’s liquidity needs. The Bank currently has approximately $20 million of additional borrowing capacity at the FHLB.

Each of the Bank’s sources of liquidity is vulnerable to various uncertainties beyond the control of the Bank. Scheduled loan and security payments are a relatively stable source of funds, but prepayments in loans and securities, securities calls, and deposit flows can all vary widely in reaction to market conditions, primarily prevailing interest rates. The Bank’s financial condition is also affected by its ability at attractive rates and other market conditions.

The Bank considers its sources of liquidity to be adequate to provide for expected and unexpected balance sheet fluctuations and to provide funds for growth. Management closely monitors its liquidity/cash flow position and is not currently aware of any trends or uncertainties that would create liquidity problems in the near future.

The Bank’s capital ratios at June 30, 2005 were a total risk-based capital ratio of 11.6% and a Tier 1 capital ratio of 7.3%. These capital ratios at December 31, 2004 were 11.8% and 7.2%, respectively. The Bank’s capital ratios at June 30, 2005 were considered well capitalized for regulatory purposes.

In July 2005, the Bank’s holding company, First Valley Bancorp, Inc., raised approximately $4 million in additional capital through a trust preferred transaction The new capital will support additional growth by the Bank.

RESULTS OF OPERATIONS
Comparison of the three and six-month periods ended June 30, 2005 and 2004
Net Income
Net income for the three-month period ended June 30, 2005 was $212,000, or $0.20 basic income per share and $0.19 diluted income per share, compared to net income of $146,000, or $0.14 basic income per share and $0.13 diluted income per share, for the three-month period ended June 30, 2004. For the six-month period ended June 30, 2005, net income was $383,000, or $0.36 basic income per share and $0.34 diluted income per share. That compares with net income of $243,000, or $0.23 basic income per share and $0.22 diluted income per share, for the first six months of 2004. In general, the increased net income in both the three and six-month periods in 2005 was the result of higher levels of net interest income from growth in earning assets which more than offset higher non-interest expenses.

Net Interest Income
Net interest income for the three months ended June 30, 2005 was $1,210,000 compared to $1,002,000 for the same period in 2004. The increase is due to growth in interest-earning assets while the Bank’s average interest rate spread and net interest margin were relatively comparable between periods. The net interest margin for the three-month periods ended June 30, 2005 and 2004 was 3.79% and 3.77%, respectively. For the six months ended June 30, 2005, net interest income increased to $2,353,000 from $1,963,000 in the first six months of 2004. The six-month increase was also primarily due to growth in interest-earning assets. The average net interest margin was 3.76% for the first half of 2005 versus 3.80% for the first half of 2004.

Interest Income
Total interest income for the three-month periods ended June 30, 2005 and 2004 was $1,793,000 and $1,402,000, respectively. The average rate on interest-earning assets increased by 34 basis points in the current quarter reflecting generally higher short term interest rates. In addition to the increase in the average rate, the average balance of interest earning assets increased by $21.5 million.

For the six-month periods ended June 30, 2005 and 2004, total interest income was $3,478,000 and $2,727,000, respectively. The average rate on interest-earning assets was 28 basis points higher in the 2005 period, while average interest earnings assets were $22.5 million higher in 2005.

Interest Expense
Total interest expense for the three-month periods ended June 30, 2005 and 2004 was $583,000 and $400,000, respectively. The average rate on deposits and borrowings was 2.17% in the second quarter of 2005 compared to 1.77% in the same quarter of 2004, an increase of 40 basis points. The higher interest expense in the current quarter reflects the higher average rate as well as strong growth in average interest-bearing liabilities which increased by $17.4 million.

For the first half of 2005 and 2004, total interest expense was $1,125,000 and $764,000, respectively. The average rate on interest-bearing liabilities was 37 basis points higher, while average interest-bearing liabilities were $19.4 million higher in 2005.

The following tables show the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by the Bank (dollars in thousands):

	For Three Months Ended
	June 30, 2005			June 30, 2004
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets:
Federal funds sold and money
market accounts	$4,605	$32	2.79%	$2,976	$7	0.94%
Investment securities	38,125	349	3.67%	33,252	279	3.37%
Loans	85,429	1,412	6.63%	70,401	1,116	6.36%
Total interest earnings assets	128,159	1,793	5.61%	106,629	1,402	5.27%
Non-interest-earning assets	5,704			6,250
Total assets	$133,863			$112,879

Interest Bearing Liabilities:	123,025
NOW accounts	3,120	6	0.77%	2,843	3	0.42%
Savings and money market accounts	42,850	123	1.15%	39,841	104	1.05%
Time deposits	51,716	377	2.92%	37,485	231	2.47%
Borrowed money	10,208	77	3.03%	10,298	62	2.41%
Total interest bearing liabilities	107,894	583	2.17%	90,467	400	1.77%
Non-interest bearing demand deposits	15,131			12,028
Other non-interest-bearing liabilities	1,465			1,620
Capital accounts	9,373			8,764
Total liabilities and capital accounts	$113,863			$112,879

Net interest income		1,210			1,002

Net interest margin		3.79%			3.77%
Interest rate spread		3.44%			3.50%

	For Six Months Ended
	June 30, 2005			June 30, 2004
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets:
Federal funds sold and money
market accounts	$3,936	$51	2.61%	$3,798	$17	0.90%
Investment securities	38,935	709	3.67%	33,888	593	3.51%
Loans	83,285	2,718	6.58%	65,975	2,117	6.44%
Total interest-earnings assets	126,156	3,478	5.56%	103,661	2,727	5.28%
Non-interest-earning assets	5,874			5,785
Total assets	$132,030			$109,446

Interest-Bearing Liabilities:
NOW accounts	3,081	11	0.72%	2,734	7	0.51%
Savings and money market accounts	43,802	252	1.16%	38,309	196	1.03%
Time deposits	50,194	710	2.85%	35,873	431	2.41%
Borrowed money	10,246	152	2.99%	11,035	130	2.36%
Total interest-bearing liabilities	107,323	1,125	2.11%	87,951	764	1.74%
Non-interest-bearing demand deposits	13,977		0.00%	11,872		0.00%
Other non-interest-bearing liabilities	1,429			2,276
Capital accounts	9,301			7,347
Total liabilities and capital accounts	$132,030			$109,446

Net interest income		2,353			1,963

Net interest margin		3.76%			3.80%
Interest rate spread		3.45%			3.54%

Net interest income can be analyzed in terms of the impact of changing rates and changing volumes. The table on the next page describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net change (dollars in thousands):

	For the 3 Months Ended			For the 6 Months Ended
	June 30, 2005 versus 2004			June 30, 2005 versus 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest Income:
Federal funds sold money
money market accounts	$20	$5	$25	$33	$1	$34
Investment securities	27	43	70	27	89	116
Loans	49	247	296	46	555	601
Total interest income	96	295	391	106	645	751

Interest Expense:
NOW accounts	3	-	3	3	1	4
Savings and money market accounts	11	8	19	26	30	56
Time deposits	48	99	147	87	192	279
Borrowed money	16	(1)	15	38	(17)	21
Total interest expense	78	106	184	154	206	360
Change in net interest income	$18	$189	$207	$(48)	$439	$392

Provision for Loan Losses
The Bank’s provision for loan losses was $85,000 in the second quarter of 2005 compared to $65,000 in the same quarter in 2004. For the first six months of 2005 and 2004, the provision for loan losses was $161,000 and $162,000, respectively. Management performs a quarterly review of the loan portfolio and based on this review sets the level of provision necessary to maintain an adequate loan loss allowance. At June 30, 2005, the allowance for loan losses totaled $1,385,000, or 1.60% of total gross loans outstanding, compared to $1,295,000, or 1.63% of total loans outstanding, at December 31, 2004.

At June 30, 2005, the Bank had nonperforming loans totaling $373,000. At December 31, 2004, the Bank had no loans on nonaccrual status.

Noninterest Income
Total noninterest income for the three-month periods ended June 30, 2005 and 2004 was $102,000 and $77,000, respectively, with no realized gains on investment securities in either period. Total noninterest income for the six-month periods ended June 30, 2005 and 2004 was $191,000 and $144,000, respectively, including $6,000 of realized gains on investment securities in the 2004 period. The higher noninterest income in 2005 reflects increased fees on loans as well as higher rental income in 2005 from property purchased by the Bank in April 2004.

Noninterest Expense
Total noninterest expenses in the second quarter of 2005 were $97,000 higher than the same quarter of the prior year. For the first half of 2005, noninterest expenses were higher by $198,000. The majority of the increase in expenses for both the second quarter and first half of 2005 is due to higher salaries and employee benefits and reflects the overall strong growth in the Bank’s loan portfolio and total deposit accounts over the past year and the higher expenses related to the increased size and volume of activity. The Bank had 34 full-time equivalent employees at June 30, 2005 versus 31 full-time equivalent employees at June 30, 2004.

There was a decline in occupancy and equipment expenses and a corresponding increase in outside service fees in the 2005 periods due to the Bank’s conversion from an in-house data processing environment to a service bureau environment. The increase in other noninterest expenses in the 2005 periods is due in part to higher loan related expenses and fees paid to directors. The Bank began paying directors fees in late 2004.

Income Taxes
Total income tax expense for the three-month periods ended June 30, 2005 and 2004 was $141,000 and $91,000, respectively. The effective income tax rates for the respective quarters were 39.9% and 38.4%. Total income tax expense for the six-month periods ended June 30, 2005 and 2004 was $251,000 and $151,000, respectively. The effective income tax rates for the respective six-month periods were 39.6% and 38.3%.

(c) Off Balance Sheet Arrangements
This item should be separately captioned.

Item 3. Controls and Procedures
Based upon an evaluation as of the end of the period covered by this report, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures are effective. There have been no significant changes in the Bank’s internal controls or in other factors that could significantly affect the Bank’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. - OTHER INFORMATION

Item 1.	Legal Proceedings - Not applicable
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable
Item 3.	Defaults Upon Senior Securities - Not applicable
Item 4.
Submission of Matters to a Vote of Security Holders - On May 23, 2005, the Bank held its annual meeting.  At the annual meeting, more than two-thirds of the Banks' Shareholders approved the reorganization of the Bank into a holding company structure; James G. Biondi, J. Yancey Brame, Edmund D. Donovan and Edward T. McFee, Jr. were elected as directors of the Bank; and the Bank's shareholders ratified the appointment of Snyder & Haller, P.C. as the Bank's independent auditors for the fiscal year ended December 31, 2005.

Item 5.	Other Information - Not applicable
Item 6.	Exhibits -

(a)	Exhibits

3.1	Certificate of Incorporation of First Valley Bancorp, Inc., incorporated herein by reference to Registrant's July 2005 Form 8-A
3.2	Bylaws of First Valley Bancorp, Inc., incorporated herein by reference to Registrant's July 2005 Form 8-A
4.1	Form of Common Stock Certificate of First Valley Bancorp, Inc., incorporated herein by reference to Registrant's July 2005 Form 8-A
10.1
Lease between Valley Bank and The Carpenter Realty Co., Inc. and the S. Carpenter Construction Co. & Bristol Holding, LLC dated October 4, 1999, incorporated herein by reference to Registrant's July 2005 Form 8-A

10.2	Lease between 888 Farmington Avenue, LLC and Bristol Travel, Inc. dba Global Travel Service dated April 6, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.3	Lease between Valley Bank and Forpicus, LLC dated October 12, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.4	Employment Agreement between Valley Bank and Robert L. Messier, Jr. dated July 1, 2004, as amended November 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.5	Valley Bank Amended and Restated 1999 Stock Option and Stock Compensation Plan, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.6	Change of Control Agreement between Valley Bank and Mark J. Blum dated October 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.7	Change of Control Agreement between Valley Bank and Anthony M. Mattioli dated October 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.8	Change of Control Agreement between Valley Bank and Robert L. Messier, Jr. dated October 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST VALLEY BANCORP, INC.
(Registrant)

Date: August 11, 2005	/s/ Robert L. Messier, Jr.
Robert L. Messier, Jr.
President and Chief Executive
Officer

Date: August 11, 2005	/s/ Mark J. Blum
Mark J. Blum
Executive Vice President, Treasurer
and Chief Financial Officer