Form 10-Q
period 2005-09-30
First Valley Bancorp, Inc.
filed 2005-11-14
CIK 1318849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005	Commission file number 000-51408

FIRST VALLEY BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut	04-3806732
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value per share, 1,078,361 shares issued and outstanding as of the close of business October 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes      No X

Table of Contents

Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004

Consolidated Statements of Income for the three and nine month periods ended September 30, 2005 and 2004

Consolidated Statements of Changes in Capital Accounts for the nine month periods ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements
3 4 5 6 7 - 11
Item 2.	Management’s Discussion and Analysis or
	Plan of Operation	11 - 21

Item 3.	Controls and Procedures	21

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Item 4. Item 5.	Defaults Upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information	21 21 21
Item 6.	Exhibits	21 - 22
SIGNATURES CERTIFICATIONS		23 23 - 28

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2005

Part 1 FINANCIAL INFORMATION
Item 1 Financial Statements:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands except share data)
	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from depository institutions	$4,425	$5,764
Federal funds sold and money market accounts	7,883	4,269
Investment securities	38,563	39,548
Loans receivable, net	93,424	77,729
Premises and equipment, net	1,464	1,524
FHLB Stock	727	727
Accrued income receivable	561	560
Deferred income taxes	702	632
Other assets	545	187
TOTAL ASSETS	$148,294	$130,940

LIABILITIES AND CAPITAL ACCOUNTS
Deposits:
Non-interest bearing	$17,543	$12,300
Interest bearing	104,722	95,446
Total deposits	122,265	107,746
Federal Home Loan Bank advances	10,022	12,679
Junior subordinated debt	4,096	-
Mortgagors' escrow accounts	83	150
Other liabilities	2,194	1,206
Total Liabilities	138,660	121,781

Capital Accounts:
Common stock, no par value; authorized 2,000,000 shares;
issued and outstanding 1,076,082 and 1,072,902 at
June 30, 2005 and December 31, 2004, respectively	892	887
Additional paid-in capital	8,194	8,126
Retained earnings	816	305
Accumulated other comprehensive loss	(268)	(159)
Total Capital Accounts	9,634	9,159
TOTAL LIABILITIES AND CAPITAL ACCOUNTS	$148,294	$130,940

See notes to financial statements

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2005

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest income:	2005	2004	2005	2004
Interest on loans	$1,510	$1,185	$4,228	$3,302
Interest and dividends on investments
and deposits	426	357	1,186	967
Total interest income	1,936	1,542	5,414	4,269

Interest expense:
Deposits and escrow	609	409	1,582	1,045
Borrowed money	137	65	289	194
Total interest expense	746	474	1,871	1,239
Net interest income	1,190	1,068	3,543	3,030

Provision for loan losses	94	75	255	237

Net interest income after provision for loan losses	1,096	993	3,288	2,793

Noninterest income:
Service charges and other fees	99	79	290	217
Realized gains on investments	-	-	-	6
Total noninterest income	99	79	290	223

Noninterest expenses:
Salaries	452	382	1,262	1,100
Employee benefits and taxes	85	72	253	222
Occupancy and equipment	165	187	494	545
Professional fees	35	34	110	111
Marketing	19	24	71	70
Office supplies	16	15	54	50
Outside service fees	63	33	170	97
Other	175	46	345	148
Total noninterest expenses	1,010	793	2,759	2,343
Income before income tax expense	185	279	819	673
Income tax expense	57	109	308	260
NET INCOME	$128	$170	$511	$413

Basic income per share	$0.12	$0.16	$0.47	$0.39
Diluted income per share	$0.11	$0.16	$0.45	$0.38

Weighted-average shares outstanding - basic	1,078,237	1,072,121	1,076,773	1,071,026
Weighted-average shares outstanding - diluted	1,127,356	1,087,475	1,125,892	1,086,381

See notes to financial statements

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2005

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS (UNAUDITED)
(in thousands)

				Accumulated
		Addtl		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Capital
	Stock	Capital	Deficit	Income (Loss)	Accounts

Balance at December 31, 2003	$884	$8,090	$(267)	$(62)	$8,645

Net income			413		413
Shares issued under stock
compensation plan	3	36			39
Net unrealized losses on
available-for-sale securities				(13)	(13)

Balance at September 30, 2004	$887	$8,126	$146	$(75)	$9,084

Balance at December 31, 2004	$887	$8,126	$305	$(159)	$9,159

Net income			511		511

Shares issued under stock
compensation plan	5	68			73
Net unrealized losses on
available-for-sale securities				(109)	(109)

Balance at September 30, 2005	$892	$8,194	$816	$(268)	$9,634

See notes to financial statements

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2005

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine Months Ended September 30,
Cash flows from operating activities	2005	2004
Net income	$511	$413
Adjustments to reconcile net income to
cash provided by operating activities:
Realized gains on investments	-	(6)
Depreciation	178	160
Provision for loan losses	255	237
Amortization (accretion) of premiums (discounts) net	133	162
Net Change in:
Accrued income receivable	(1)	(90)
Deferred loan fees	38	30
Other assets	(359)	(30)
Other liabilities	988	151
Net cash provided by operating activities	1,743	1,027

Cash flows from investing activities
Proceeds from maturities, calls and paydowns
of available-for-sale securities	17,746	11,087
Proceeds from sales of available-for-sale securities	-	-
Purchase of available-for-sale securities	(17,072)	(21,117)
Loan originations net of principal payments	(15,988)	(13,862)
Purchases of premises and equipment	(118)	(720)
Net cash used by investing activities	(15,432)	(24,612)

Cash flows from financing activities
Change in DDA, NOW, money market and
savings accounts	3,661	13,958
Change in time deposit accounts	10,858	11,528
Change in borrowed funds	1,439	(150)
Change in mortgagors' escrow accounts	(67)	(71)
Proceeds from issuance of common stock	73	39
Net cash provided by financing activities	15,964	25,304

Net change in cash and cash equivalents	2,275	1,719
Cash and cash equivalents at beginning of period	10,033	7,074

Cash and cash equivalents at end of period	$12,308	$8,793

Supplemental Disclosures
Cash paid during the period for:
Interest	$1,751	$1,163
Income taxes	$514	$258

See notes to financial statements

Notes to Financial Statements
(Unaudited)

Note 1. Business
Effective July 1, 2005, Valley Bank (the “Bank”), a Connecticut state-chartered commercial bank located in Bristol, Connecticut, reorganized into a bank holding company structure. As a result, a new bank holding company called First Valley Bancorp, Inc. (the “Company”) was formed and the Bank became the wholly owned subsidiary of the Company. The Board believes that the reorganization will increase the corporate flexibility of the Bank, will allow the Bank to better take advantage of additional business opportunities, and will provide the Bank with operational and competitive benefits.

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

Note 2. Basis of presentation
The interim consolidated financial statements of the Company include those of the Company and the Bank, its wholly owned subsidiary. The Company does not consolidate its subsidiary, FVB Capital Trust I, as described in Note 8. The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America and to general practices within the banking industry. Such policies have been followed on a consistent basis.

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

The data presented for the three and nine months ended September 30, 2005 and 2004 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the results for such interim periods. Interim results at and for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005.

Note 3. Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).

The Company’s one source of other comprehensive income is the net unrealized gain (loss) on securities.
	Nine Months Ended
(in thousands)	September 30,
	2005	2004
Net Income	$511	$413

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale	(178)	$(20)
Reclassification adjustment for gain recognized in net income	-	(6)
Other comprehensive income (loss) before tax expense	(178)	(26)
Income tax expense (benefit) related to items of other comprehensive income (loss)	69	13
Other comprehensive income net of tax	(109)	(13)
Total comprehensive income	$402	$400

Note 4. Income per Share
The Company has computed and presented income per share in accordance with Statement of Financial Accounting Standards No. 128.

Note 5. Commitment to Extend Credit
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments at September 30, 2005 and December 31, 2004 were as follows:
(in thousands)
	September 30, 2005	December 31, 2004
Commitments to extend credit:
Loan commitments	$11,845	$2,987
Unadvanced lines of credit	23,904	16,572
Standby letters of credit	482	504
Outstanding commitments	$36,231	$20,063

Note 6. Stock Based Compensation
The Company has a long-term incentive plan authorizing various types of market and performance based incentive awards that may be granted to directors, officers and employees. The Company accounts for stock options issued in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized, and related interpretations in accounting for its long-term incentive plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share on that date. Stock options have a term of 10 years and vesting terms ranging from immediate to 3 years.

The following table illustrates the effect on net income and earnings per share as if the fair value based method described in SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied to the Company’s long-term incentive plan.

	9 Months	9 Months
	Ended	Ended
(in thousands except share data)	9/30/05	9/30/04

Net income, as reported	$511	$413
Stock-based employee compensation
included in net income	-	-
Total stock-based employee compensation
expense determined under the fair value
based method for all awards	-	(20)
Pro forma net income	$511	$393

Earnings per share:
Basic, as reported	$0.47	$0.39
Diluted, as reported	$0.45	$0.38
Basic, pro forma	$0.47	$0.37
Diluted, pro forma	$0.45	$0.36

Note 7. Recent Accounting Pronouncements
On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments”. The bulletin sets forth the views of the accounting staff of the SEC as it pertains to loan commitments recognized for loans originated for sale. The bulletin concludes that expected future cash flows related to the servicing of loans should not be considered until the loan has been contractually separated from the servicing. The provisions of SAB 105 were effective for commitments entered into after March 31, 2004. The adoption of SAB 105 did not have any effect on the Company as no commitments have been recognized due to the immateriality of the amount.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the grant-date fair value of equity or liability instruments issued. Statement No. 123(R) replaces Statement No. 123 “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company will adopt Statement No 123(R) as of January 1, 2006. The Company does not believe its adoption will have a material effect on the financial statements.

Note 8. Long Term Debt
In July 2005, the Company formed a subsidiary, FVB Capital Trust I (the “Trust”), a trust formed under the laws of the state of Delaware. The Trust issued $4.1 million fixed/adjustable rate trust preferred securities through a pooled trust preferred securities offering. Sandler O’Neill & Partners, L.P. acted as placement agent in the pooled offering. The Company owns all of the common securities of the Trust and the Trust has no independent assets or operations, and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of the Company and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Company. The Company does not consolidate the Trust, pursuant to FIN 46R, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51”.

The trust preferred securities have an original term of thirty years and bear a fixed coupon of 6.42% for the first five years, and, thereafter, a floating-rate coupon that will reset quarterly at three-month LIBOR plus 1.90%. Interest on the securities is payable quarterly. The Company may redeem the trust preferred securities, in whole or in part, on or after August 2010. The subordinated debentures bear the same terms and conditions as the trust preferred securities. The Company paid approximately $28,000 in connection with the issuance of the trust preferred securities and this amount is being amortized over the estimated life of the underlying securities. The net proceeds qualify as Tier I capital for regulatory purposes.

Part I. - FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement
Reports issued by First Valley Bancorp, Inc. (the "Company") including this quarterly report on Form 10-QSB contain statements relating to future results of the Company that are considered “forward looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the Company’s allowance for loan losses. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, interest rate fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, results from branch expansion, technological fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in the Company’s filings with the SEC.

(a) Plan of Operation
Not applicable since the Company had revenues from operations in each of the last two fiscal years.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview
The Company is the holding company for Valley Bank (the “Bank”), a Connecticut state-chartered commercial bank located in Bristol, Connecticut. The Bank, which has its main office in Bristol, a second full-service office in the Terryville section of Plymouth, and a loan production office in Southington that opened in January 2005, provides banking services to commercial and individual customers primarily in the town of Bristol and the neighboring communities of Burlington, Farmington, Plainville, Plymouth, Southington and Wolcott. The Bank offers to its business customers demand, savings and time deposit accounts and the granting of various types of commercial loans and commercial real estate loans.

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

In January 2005, the Bank opened a loan production office in Southington. In 2006, the Bank intends to file an application with the Department of Banking to open a full service branch office in Southington. The Bank is currently in the process of evaluating several potential locations for the new full service office which will replace the loan production office. It is anticipated that the new branch will be staffed with 5 “FTE’s.

In July 2005, the Company announced that Mark A. Gibson, President of Quality Coils, Inc. and Dynalock Corporation, had been elected a director of the Company. Mr. Gibson has also been elected a director of the Bank.

In July 2005, the Company raised approximately $4.1 million in additional capital through a trust-preferred offering that closed on July 28, 2005. The new capital will support additional growth by the Bank. See Note 8 for additional information.

The Company lists its stock on the Over The Counter Bulletin Board at www.otcbb.com under the symbol “FVLY”.

The following discussion and analysis presents a review of the operating results and financial condition of the Company, for the three and nine-month periods ended September 30, 2005 and 2004. The discussion below should be read in conjunction with the financial statements and other financial data presented elsewhere herein.

FINANCIAL CONDITION
General
Total assets increased by $11.7 million, or 8.5%, during the third quarter of 2005 and have grown by $17.4 million, or 13.3%, on a year-to-date basis. The increase for the year reflects growth in the loan portfolio. On the liability side, deposits and borrowed funds, which includes the debt from the trust preferred offering, have both increased since the beginning of the year.

Investment Securities
The carrying value and estimated market values of investment securities are as follows:
(in thousands)

September 30, 2005
Available-for-sale securities:	Amortized	Gross Unrealized		Estimated
U.S. agency obligations:	Cost	Gain	Loss	Market Value
Due in less than one year	$1,000	$-	$(12)	$988
Due from one through five years	8,010	-	(120)	7,890
	9,010	-	(132)	8,878
Corporate bonds:
Due from one through five years	2,104	-	(50)	2,054

Municipal obligations:
Due from five through ten years	494	1	-	495
Due after ten years	2,071	1	(6)	2,066
	2,565	2	(6)	2,561

Mortgage-backed securities	22,318	3	(251)	22,070

Variable rate preferred securities	3,000	-	-	3,000
Total available-for-sale securities	$38,997	$5	$(439)	$38,563

December 31, 2004:
Available-for-sale securities:	Amortized	Gross Unrealized		Estimated
U.S. agency obligations:	Cost	Gain	Loss	Market Value
Due in less than one year	$500	$3	$-	$503
Due from one through five years	8,518	2	(86)	8,434
	9,018	5	(86)	8,937
Corporate bonds:
Due from one through five years	2,129	-	(27)	2,102
Due after ten years	100	3	-	103
	2,229	3	(27)	2,205

Mortgage-backed securities	26,557	23	(174)	26,406

Variable rate preferred securities	2,000	-	-	2,000
Total available-for-sale securities	$39,804	$31	$(287)	$39,548

The Company had no realized gains on securities during the three months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005 and 2004, the Company had realized gains on securities of $0 and $6,000, respectively.

Loans
The Company’s loan portfolio increased by $15.9 million, or 20.1%, during the first nine months of 2005. The majority of the growth was in commercial and consumer real estate loans.

At September 30, 2005 and December 31, 2004, the composition of the Company’s loan portfolio was as follows (dollars in thousands):

	AT	AT
	9/30/2005	12/31/2004
Commercial mortgages	$46,651	$38,186
Commercial loans	17,853	19,227
Residential mortgages	20,329	12,407
Consumer and home equity loans	10,292	9,409
	95,125	79,229
Less:
Deferred loan origination fees	243	205
Allowance for loan losses	1,458	1,295
Loans receivable, net	$93,424	$77,729
Weighted average yield	6.47%	6.20%

Critical Accounting Policies
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company's only critical accounting policy, which is the policy that is most important to the presentation of the Company's financial results. This policy requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following summarizes the changes in allowance for loan losses for the nine months ended September 30, 2005 (dollars in thousands):

Balance, beginning of period	$1,295
Provision for loan losses	255
Chargeoffs	(99)
Recoveries	7
Balance, end of period	$1,458

At September 30, 2005, the Bank had $753,000 of loans on nonaccrual status. The loans are considered impaired. At December 31, 2004, the Company had no loans on nonaccrual status or any loans considered impaired.

Deposits
Deposits increased by $14.5 million, or 13.5%, in the first nine months of 2005. The majority of the growth was in time deposit balances and non-interest checking. Money market and regular savings balances declined with a portion of the decrease due to a shift of balances into time deposits to take advantage of higher interest rates.

At September 30, 2005 and December 31, 2004, the Company’s deposit balances were as follows (dollars in thousands):
	AT 9/30/2005		AT 12/31/2004
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Non-interest checking	$17,543	0.00%	$12,300	0.00%
Regular savings	22,921	0.77%	23,782	0.81%
Money market savings	20,846	2.18%	21,326	1.40%
NOW accounts	3,190	0.45%	3,431	0.34%
	64,500	1.00%	60,839	0.83%

Time deposits	57,765	3.28%	46,907	2.73%
Total Deposits	$122,265	2.08%	$107,746	1.65%

Borrowed Funds
At September 30, 2005 and December 31, 2004, the Company had $14.1 million and $12.7 million, respectively, in borrowed funds. Borrowings at December 31, 2004 were entirely in advances outstanding from the Federal Home Loan Bank while total borrowings at September 30, 2005 include $10.0 million of Federal Home Loan Bank advances and $4.1 million of junior subordinated debt related to the trust preferred offering that closed in July 2005. The weighted average rates on borrowed funds at September 30, 2005 and December 31, 2004 were 4.37% and 2.80%, respectively.

Liquidity and Capital Resources
At September 30, 2005, approximately 34.3% of the Company’s assets were held in cash, cash equivalents and securities and 64.1% of the Company’s assets were held in loans. The Company’s ratio of loans to deposits, which is used as a general guideline in managing the Company’s asset/liability mix, was 77.8% at September 30, 2005.

The Company has other liquidity related policy targets and thresholds which are reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). The Company reviews and sets deposit rates weekly based upon its need for funds, competition in the market area, and the availability and pricing of other funding sources.

The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”), which provides an alternative funding source for the Bank’s liquidity needs. The Bank currently has approximately $19 million of additional borrowing capacity at the FHLB.

Each of the Company’s sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan and security payments are a relatively stable source of funds, but prepayments in loans and securities, securities calls, and deposit flows can all vary widely in reaction to market conditions, primarily prevailing interest rates. The Company’s financial condition is also affected by its ability at attractive rates and other market conditions.

The Company considers its sources of liquidity to be adequate to provide for expected and unexpected balance sheet fluctuations and to provide funds for growth. Management closely monitors its liquidity/cash flow position and is not currently aware of any trends or uncertainties that would create liquidity problems in the near future.

The Bank’s regulatory capital ratios at September 30, 2005 were a total risk-based capital ratio of 14.1% and a Tier 1 capital ratio of 9.1%. These capital ratios at December 31, 2004 were 11.8% and 7.2%, respectively. The increase in both ratios at September 30, 2005 versus the start of the year reflects additional capital in 2005 from the trust preferred offering. The Bank’s capital ratios at September 30, 2005 were considered well capitalized for regulatory purposes.

RESULTS OF OPERATIONS
Comparison of the three and nine-month periods ended September 30, 2005 and 2004 Net Income
Net income for the three-month period ended September 30, 2005 was $128,000, or $0.12 basic income per share and $0.11 diluted income per share, compared to net income of $170,000, or $0.16 basic and diluted income per share, for the three-month period ended September 30, 2004. For the nine-month period ended September 30, 2005, net income was $511,000, or $0.47 basic income per share and $0.45 diluted income per share. That compares with net income of $413,000, or $0.39 basic income per share and $0.38 diluted income per share, for the first nine months of 2004. Net income for the three and nine months ended September 30, 2005 includes $98,000 of one-time expenses related to the formation of the holding company and is the reason for the decline in net income in the quarter ended September 30, 2005 compared with the same quarter in 2004. The increase in earnings for the nine months ended September 30, 2005 versus 2004 is due to strong growth in net interest income which more than offset an increase in non-interest expenses including the one-time holding company formation expenses.

Net Interest Income
Net interest income for the three months ended September 30, 2005 was $1,190,000 compared to $1,068,000 for the same period in 2004. The increase is due to growth in interest-earning assets which more than offset a decline in the Company’s average interest rate spread and net interest margin. The net interest margin for the three-month periods ended September 30, 2005 and 2004 was 3.45% and 3.64%, respectively. For the nine months ended September 30, 2005, net interest income increased to $3,543,000 from $3,030,000 in the first nine months of 2004. The nine-month increase was also primarily due to growth in interest-earning assets which more than compensated for compression in the Company’s net interest margin between periods. The average net interest margin was 3.67% for the first nine months of 2005 versus 3.73% for the first nine months of 2004.

Interest Income
Total interest income for the three-month periods ended September 30, 2005 and 2004 was $1,936,000 and $1,542,000, respectively. The average rate on interest-earning assets increased by 40 basis points in the current quarter reflecting generally higher short term interest rates and strong growth in the loan portfolio. In addition to the increase in the average rate, the average balance of interest earning assets increased by $19.1 million.

For the nine-month periods ended September 30, 2005 and 2004, total interest income was $5,414,000 and $4,269,000, respectively. The average rate on interest-earning assets was 35 basis points higher in the 2005 period, while average interest earnings assets were $20.7 million higher in 2005.

Interest Expense
Total interest expense for the three-month periods ended September 30, 2005 and 2004 was $746,000 and $474,000, respectively. The average rate on deposits and borrowings was 2.53% in the third quarter of 2005 compared to 1.86% in the same quarter of 2004, an increase of 67 basis points. The increase in the average rate reflects the general increase in short-term interest rates over the past twelve months as well as the added cost of the junior subordinated debt. The higher interest expense in the current quarter reflects the higher average rate as well as strong growth in average interest-bearing liabilities which increased by $15.7 million.

For the first nine months of 2005 and 2004, total interest expense was $1,871,000 and $1,239,000, respectively. The average rate on interest-bearing liabilities was 49 basis points higher, while average interest-bearing liabilities were $17.1 million higher in 2005.

The tables below shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by the Company (dollars in thousands):
	For Three Months Ended
	September 30, 2005			September 30, 2004
Interest Earning Assets:	Average	Income/	Average	Average	Income/	Average
Federal funds sold and money	Balance	Expense	Rate	Balance	Expense	Rate
market accounts	$8,438	$70	3.29%	$4,882	$15	1.22%
Investment securities	38,186	356	3.70%	38,991	342	3.49%
Loans	90,199	1,510	6.64%	73,893	1,185	6.38%
Total interest earnings assets	136,823	1,936	5.61%	117,766	1,542	5.21%
Non-interest-earning assets	6,544			5,838
Total assets	$143,366			$123,604

Interest Bearing Liabilities:
NOW accounts	2,963	4	0.54%	2,975	4	0.53%
Savings and money market accounts	43,735	154	1.40%	45,256	132	1.16%
Time deposits	56,358	451	3.17%	42,491	273	2.56%
Borrowed money	13,810	137	3.94%	10,443	65	2.48%
Total interest bearing liabilities	116,867	746	2.53%	101,165	474	1.86%
Non-interest bearing demand deposits	15,132			12,242
Other non-interest-bearing liabilities	1,815			1,314
Capital accounts	9,552			8,883
Total liabilities and capital accounts	$143,366			$123,604

Net interest income		1,190			1,068

Net interest margin		3.45%			3.64%
Interest rate spread		3.08%			3.35%

	For Nine Months Ended
	September 30, 2005			September 30, 2004
Interest-Earning Assets:	Average	Income/	Average	Average	Income/	Average
Federal funds sold and money	Balance	Expense	Rate	Balance	Expense	Rate
market accounts	$5,453	$121	2.97%	$4,162	$32	1.03%
Investment securities	37,991	1,065	3.75%	35,601	935	3.51%
Loans	85,615	4,228	6.60%	68,634	3,302	6.43%
Total interest-earnings assets	129,059	5,414	5.61%	108,397	4,269	5.26%
Non-interest-earning assets	6,791			6,174
Total assets	$135,850			$114,571

Interest-Bearing Liabilities:
NOW accounts	3,042	15	0.66%	2,815	11	0.52%
Savings and money market accounts	43,716	407	1.24%	40,642	329	1.08%
Time deposits	52,271	1,160	2.97%	38,149	705	2.47%
Borrowed money	10,473	289	3.69%	10,836	194	2.39%
Total interest-bearing liabilities	109,502	1,871	2.28%	92,442	1,239	1.79%
Non-interest-bearing demand deposits	14,366		0.00%	11,996		0.00%
Other non-interest-bearing liabilities	2,601			1,316
Capital accounts	9,381			8,817
Total liabilities and capital accounts	$135,850			$114,571

Net interest income		3,543			3,030

Net interest margin		3.67%			3.73%
Interest rate spread		3.32%			3.47%

Net interest income can be analyzed in terms of the impact of changing rates and changing volumes. The table on the next page describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume), and (iii) the net change (dollars in thousands):

	For the 3 Months Ended			For the 9 Months Ended
	September 30, 2005 versus 2004			September 30, 2005 versus 2004
Interest Income:	Increase (Decrease) Due to			Increase (Decrease) Due to
Federal funds sold and money	Rate	Volume	Total	Rate	Volume	Total
market accounts	$38	$17	$55	$76	$13	$89
Investment securities	21	(7)	14	65	65	130
Loans	51	274	325	91	835	926
Total interest income	110	284	394	232	913	1,145

Interest Expense:
NOW accounts	-	-	-	3	1	4
Savings and money market accounts	26	(4)	22	52	26	78
Time deposits	75	104	179	159	296	455
Borrowed money	46	26	72	101	(7)	94
Total interest expense	147	126	273	315	316	631

Change in Net interest income	$(37)	$158	$121	$(83)	$597	$515

Provision for Loan Losses
The Company’s provision for loan losses was $94,000 in the third quarter of 2005 compared to $75,000 in the same quarter in 2004. For the first nine months of 2005 and 2004, the provision for loan losses was $255,000 and $237,000, respectively. Management performs a quarterly review of the loan portfolio and based on this review sets the level of provision necessary to maintain an adequate loan loss allowance. At September 30, 2005, the allowance for loan losses totaled $1,458,000, or 1.53% of total gross loans outstanding, compared to $1,295,000, or 1.63% of total loans outstanding, at December 31, 2004.

At September 30, 2005, the Bank had nonperforming loans totaling $753,000. At December 31, 2004, the Bank had no loans on nonaccrual status.

Noninterest Income
Total noninterest income for the three-month periods ended September 30, 2005 and 2004 was $99,000 and $79,000, respectively, with no realized gains on investment securities in either period. Total noninterest income for the nine-month periods ended September 30, 2005 and 2004 was $290,000 and $223,000, respectively, including $6,000 of realized gains on investment securities in the 2004 period. The higher noninterest income in 2005 reflects increased fees on loans as well as higher rental income in 2005 from property purchased by the Bank in April 2004.

Noninterest Expense
Total noninterest expenses in the third quarter of 2005 were $217,000 higher than the same quarter of the prior year. For the first nine months of 2005, noninterest expenses were higher by $416,000. The increases in both the third quarter and year-to-date include $98,000 of one-time expenses in 2005 related to the formation of the holding company. The increase in 2005 expenses is also due to higher salaries and employee benefits and reflects the overall strong growth in the Bank’s loan portfolio and total deposit accounts over the past year and the higher expenses related to the increased size and volume of activity. The Bank had 34 full-time equivalent employees at September 30, 2005 versus 31 full-time equivalent employees at September 30, 2004.

Both the three and nine month periods in 2005 show a decline in occupancy and equipment expenses and an increase in outside service fees. This is primarily due to the Bank’s conversion from an in-house data processing environment to a service bureau environment and the classification of the service bureau expenses to outside service fees. In addition to the holding company formation expenses, the increase in other noninterest expenses in the 2005 periods is due in part to higher loan related expenses and fees paid to directors. The Bank began paying directors fees in late 2004.

Income Taxes
Total income tax expense for the three-month periods ended September 30, 2005 and 2004 was $57,000 and $109,000, respectively. The effective income tax rates for the respective quarters were 30.8% and 39.1%. Total income tax expense for the nine-month periods ended September 30, 2005 and 2004 was $308,000 and $260,000, respectively. The effective income tax rates for the respective nine-month periods were 37.6% and 38.6%. The lower effective rates in 2005 reflect an adjustment to the Company’s State income tax accrual.

(c) Off Balance Sheet Arrangements
There have been no significant changes in the Company’s off-balance sheet arrangements which primarily consist of [commitments to lend], during the quarter and nine months ended September 30, 2005.

Item 3. Controls and Procedures
As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. - OTHER INFORMATION
Item 1.   Legal Proceedings - Not applicable
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable
Item 3.   Defaults Upon Senior Securities - Not applicable
Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable
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

FIRST VALLEY BANCORP, INC.
(Registrant)

Date: November 14, 2005	/s/ Robert L. Messier, Jr.
Robert L. Messier, Jr.
President and Chief Executive
Officer

Date: November 14, 2005	/s/ Mark J. Blum
Mark J. Blum
Executive Vice President, Treasurer
and Chief Financial Officer