Form 10KSB
period 2005-12-31
First Valley Bancorp, Inc.
filed 2006-03-30
CIK 1318849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-KSB
(Mark one)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2005

| |	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-51408

FIRST VALLEY BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

  Connecticut                                                   06-1522403
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

Four Riverside Avenue, Bristol, CT                            06010
(Address of principal executive offices)                          (Zip Code)

   Issuer's telephone number                       (860) 582-8868

Securities registered under Section 12(b) of the Act:

 None

Securities registered under Section 12(g) of the Act:

 Title of Class:             Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ( )

State issuers revenue for its most recent fiscal year: $7,984,000

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 13, 2006 is $13.2 million based on a price of $16.00 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practiceable date.

Common stock, no par value                                     1,187,619
    Class                                        Outstanding at March 27, 2006

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2006 Meeting of Shareholders ("Proxy Statement") and the Annual Report to Shareholders for the year ended December 31, 2005 ("Annual Report") are incorporated by reference in Parts II and III. The Proxy Statement is attached hereto as Exhibit A and the Annual Report is attached hereto as Exhibit B.

Traditional Small Business Disclosure Format: Yes  X  No____

TABLE OF CONTENTS

PART I

Item 1	- Description of Business	1-6

Item 2	- Description of Property	6

Item 3	- Legal Proceedings	6

Item 4	- Submission of Matters to a Vote of Security Holders	6

PART II

Item 5	- Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Securities	7

Item 6	- Management’s Discussion and Analysis or Plan of Operations	8-19

Item 7	- Financial Statements	19

Item 8	- Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	19

Item 8A	- Controls and Procedures	19

Item 8B	- Other Information	19

PART III

Item 9	- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	20

Item 10	- Executive Compensation	20

Item 11	- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20

Item 12	- Certain Relationships and Related Transactions	20

Item 13	- Exhibits	20-21

Item 14	- Principal Accountant Fees and Services	22

SIGNATURES		23-24

CERTIFICATIONS

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2005

Item 1 - DESCRIPTION OF BUSINESS

First Valley Bancorp, Inc. (the “Company”), a Connecticut corporation was formed in 2005, for the purpose of becoming the one-bank holding company of Valley Bank (the “Bank”), a wholly-owned subsidiary. The Company’s activity is currently limited to the holding of the Bank’s outstanding common stock and the Bank is the Company’s primary investment. The Company’s net income is largely derived from the business of the Bank. Future establishment or acquisition of subsidiaries by the Company is possible. Nevertheless, it is expected that the Bank will account for most of the Company’s net income in the foreseeable future.

The Bank commenced operations as a Connecticut state-chartered commercial bank on November 15, 1999. The Bank is an insured bank under the Federal Deposit Insurance Act up to its applicable limits. Like most state-chartered commercial banks in Connecticut, it is not a member of the Federal Reserve System.

The Bank conducts its business from three locations serving the greater Bristol community, its main office at Four Riverside Avenue, Bristol, Connecticut, 06010, a second full-service office at Eight South Main Street in the Terryville section of Plymouth, Connecticut, 06786, and a loan production office at 98 Main Street in Southington, Connecticut, 06489. In January 2006, the Bank filed an application with the State of Connecticut Department of Banking for a full service branch in Southington. In February 2006, the Bank received approval from the Department of Banking to open the full service branch in Southington. The new full service branch, which will replace the existing loan production office, is expected to open early in the third quarter of 2006.

The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, commercial real estate, residential real estate and consumer loans. In connection with both loans and deposits, the Bank does a substantial amount of business with individuals as well as customers in commercial and professional businesses. The Bank offers safe deposit boxes at both full-service locations, and other customary bank services to its customers. The Bank has drive-up facilities and automated teller machines which are connected to the NYCE, SUM and PLUS networks. The Bank offers its customers investment services through a relationship with Tracy Driscoll, Inc., a local insurance agency, and Bannon, Ohanesian & Lecours, Inc., a full-service, independent broker-dealer headquartered in West Hartford, Connecticut. In 2005, the Bank introduced online banking to attract more customers and give existing customers more options to do their banking.

The officers and employees of the Bank have engaged in marketing activities, including the evaluation and development of new products and services, in order to enable the Bank to retain and improve its competitive position in its market. The incremental cost to the Bank for these marketing activities, which occur largely in the course of general duties by such officers and employees, cannot be calculated with any degree of certainty.

Neither the Company nor the Bank hold any patents, trademarks, licenses, franchises or concessions materially important to the Bank, other than those required or granted by regulatory authorities.

The retail nature of the Bank’s operations allows for full diversification of depositors and borrowers. Most of the Bank’s deposits are from individuals and small to medium size business-related sources. No material portion of the Bank’s loans is concentrated within a single industry or group of related industries. No loans are made to foreign companies or governments. The Bank generally finances real estate within its market area.

At December 31, 2005, the Bank had 34 full time equivalent employees.

The Bank competes with virtually all banks and savings institutions, which offer services in its market area. The Bank directly competes in its service areas with branches of most of Connecticut’s largest banks, each of which has greater financial and other resources to conduct large advertising campaigns and to allocate their investment assets in areas of highest yield and demand. These banks have higher lending limits than does the Bank by virtue of greater total capitalization and generally perform certain other functions, such as private banking and international banking services, which the Bank is not equipped to offer directly. To attract business in this competitive environment, the Bank relies heavily on local promotional activities and personal contact by its officers, directors, staff and shareholders, and on its ability to provide personalized service in a unique banking environment.

The Bank’s business is affected not only by competition and general economic conditions, but also by governmental, tax, monetary and fiscal policies.

The Bank faces significant competition from other banking institutions as well as non-banks operating in the Bank’s market area. Connecticut currently allows institutions from outside Connecticut to establish operations in Connecticut either through newly chartered or acquired Connecticut institutions. In recent years, institutions based in other states have opened facilities in the Bank’s market area. It is uncertain what effect competition from such institutions, generally having much larger resources than the Bank, will have on the Bank.

As a bank holding company, the Company’s operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (the “FRB”). The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC’s capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended (the “BHC Act”), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in, or acquire direct control of, any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies are permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. While the creation of financial holding companies is evolving, to date there has been no significant impact on the Company.

Under the BHC Act, the Company is required to file annually with the FRB a report of its operations. The Company is subject to examination by the FRB. In addition, the Company will be required to obtain prior approval of the FRB to acquire, with certain exceptions, more than five percent of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank, or to merge or consolidate with another bank holding company. Moreover, the Company and the Bank are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to the Company or making any investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. If the Company wants to engage in businesses permitted to financial holding companies but not to bank holding companies, it would need to register with the FRB as a financial holding company.

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that a bank holding company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The FRB has also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB pursuant to applicable law, the FRB may prohibit a bank holding company from paying any dividends if the bank holding company’s bank subsidiary is classified as “undercapitalized.”

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net considerations paid for all such purchases or redemptions during the preceding twelve months, is equal to ten percent or more of its consolidated retained earnings. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”) was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s state, without regard to whether the transaction is prohibited by laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of state to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent that such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limits contained in the Riegle-Neal Act.

The Company is subject to capital adequacy rules and guidelines issued by the FRB and the FDIC, and the Bank is subject to capital adequacy rules and guidelines issued by the FDIC. The substantially parallel rules and guidelines require the Company to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under provisions of the Federal Deposit Insurance Corp Improvement Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner. The Company is also subject to applicable provisions of Connecticut law insofar as they do not conflict with, or are not otherwise preempted by, Federal banking law.

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).

The Bank’s operations are subject to regulation, supervision and examination by the FDIC and the State of Connecticut Department of Banking.

Federal and state banking regulations regulate, among other things, the scope of the business a bank, a bank holding company, or a financial holding company, the investments a bank may make, deposit reserves a bank must maintain, the nature and amount of collateral for certain loans a bank makes, the establishment of branches and the activities of a bank with respect to mergers and acquisitions. The Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws.

The earnings and growth of the Company, the Bank and the banking industry are affected by the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve Board (the “FRB”). The Open Market Committee of the FRB implements national monetary policy to curb inflation and combat recession. The FRB uses its power to adjust interest rates in United States Government securities, the Discount rate and the deposit reserve retention rates. The actions of the FRB influence growth of bank loans, investment and deposits. They can also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

In addition to other laws and regulations, the Company and the Bank are subject to the Community Reinvestment Act (the “CRA”), which requires the Federal bank regulatory agencies, when considering certain applications involving the Company or Bank, to consider the Company’s and the Bank’s record of helping to meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. For example, this may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is Burlington, Bristol, Farmington, Plainville, Plymouth, Southington and Wolcott. As the Bank expands further, the market areas served by the Bank will continue to evolve. The Company and the Bank have not and will not adopt any policies or practices which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank. The Bank's current CRA rating is satisfactory.

On October 26, 2001, the United and Strengthening America by Providing Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was enacted to further strengthen domestic security following the September 11, 2001 attacks. The USA Patriot Act amends various federal banking laws, particularly the Bank Secrecy Act (the “BSA”) with the intent to curtail money laundering and other activities that might be undertaken to finance terrorist actions. The USA Patriot Act also requires that financial institutions in the United States enhance already established anti-money laundering policies, procedures and audit functions and ensure that controls are reasonably designed to detect instances of money laundering through certain correspondent and private bank accounts. Verification of customer identification, maintenance of said verification records, and cross checking names of new customers against government lists of known or suspected terrorists is also required. The Patriot Act was recently re-authorized and modified with the enactment of the USA Patriot Act Improvement and Reauthorization Act of 2005.

On July 20, 2002, the Sarbanes-Oxley Act of 2002 (the “SOX Act”) was enacted, the primary purpose of which is to protect investors through improved corporate governance and responsibilities of and disclosures by public companies. The SOX Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of the Audit/Compliance Committee members. In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact. The officers also certify their responsibility for establishing and maintaining a system of internal controls which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting. Section 404 of the SOX Act entitled Management Assessment of Internal Controls, requires that each annual report include an internal control report which states that it is the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting. This section further requires that the external auditors attest to, and report on, the assessment made by management. On September 21, 2005, the SEC extended the Section 404 compliance dates for non-accelerated filers (those issuers with non-affiliated public float of less that $75 million) to fiscal years ending on or after July 15, 2006 due to the burdens on smaller companies in designing and implementing compliance with this section. The SEC Advisory Committee on Smaller Public Companies is considering recommendations for companies with market capitalization of less than $75 million that may exempt these companies from certain requirements of Section 404.

The Company does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Compliance by the Company and the Bank with federal, state and local provisions which have been enacted or adopted regulating or otherwise relating to the discharge of material into the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2005

Item 2 - DESCRIPTION OF PROPERTY

The main office of the Company and the Bank at Four Riverside Avenue in Bristol is leased by the Bank. The Bank leases the premises under an operating lease that expires in November 2014. In October 2002, the Bank opened a second full service office at a leased premise in the Terryville section of Plymouth. The Terryville office is leased under an operating lease that expires in September 2012. In January 2005, the Bank opened a loan production office at a leased premise in Southington, Connecticut. The Southington office is leased under an operating lease that expired on December 31, 2005. In February 2006, the Bank signed an operating lease for a new, full-service office in Southington that will replace the recently expired lease for the current loan production office in Southington. The term and rent for the new lease, which is subject to the Bank receiving all the necessary regulatory and government approvals, will commence when the office opens. The Bank received approval from the Department of Banking in late February 2006 to open the new full service branch in Southington. It is currently anticipated that the new office will open in the third quarter of 2006 and the lease will terminate twenty two years later in 2028.

Both of the Bank’s full-service offices have available five teller windows and two drive-up windows and are also equipped with ATM machines. It is anticipated that the new full-service office will have available five teller windows, two drive-up windows, and two ATM machines when it opens for business in mid-2006.

In April 2004, the Bank closed on the purchase of land and a building located at 888 Farmington Avenue, Bristol, Connecticut, 06010. The building, which prior to the purchase had served as a branch office of North American Bank and Trust, is currently being leased by the Bank to Bristol Travel, Inc. The Bank intends to file an application with the Department of Banking to operate the site as a full service branch office in the fourth quarter of 2006 or the first quarter of 2007.

The Bank is currently in the process of negotiating a lease for approximately 3,400 square feet of office space on 45 North Main Street in Bristol. The additional space will be used for operations and information technology staff.

Management believes that these premises are adequate to accommodate the operations of the Bank for the foreseeable future although the Bank will continue to explore opportunities for additional branch offices.

Item 3 - LEGAL PROCEEDINGS

Neither the Company nor its subsidiary are a party to any material legal proceedings.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2005

PART II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

Market Information

The Common Stock of the Company is not listed on an exchange nor is it quoted on the NASDAQ Stock Market. The market for the Common Stock is illiquid and the stock up to now has not traded frequently. In March 2004, the Bank filed an application, which was approved by Advest, Inc. Brokerage Services, for Advest to act as a market maker in the Bank’s stock and to list the stock on the Over The Counter Bulletin Board (the “OTCBB”). In July 2005, the Bank was reorganized into a bank holding company structure, resulting in the formation of the Company and the Bank becoming the wholly-owned subsidiary of the Company through a one-for-one, tax-free exchange of the Bank’s common stock for common stock of the holding company. The Company's stock is listed at www.otcbb.com under the symbol “FVLY”.

The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An over-the-counter equity security generally is any equity security that is not listed or traded on the NASDAQ Stock Market or a national securities exchange.

For high and low stock price information see "Common Stock Information" section in Item 6.

Holders

There were approximately 534 shareholders of record of Company common stock as of December 31, 2005.

Dividends

The Company has not paid any dividends and is unlikely to do so in the foreseeable future. The Company’s ability to pay future dividends on its Common Stock will depend on the Bank’s ability to pay dividends to the Company. Federal and state regulatory agencies prohibit banks from paying dividends from contributed capital. The Company’s Directors intend that the Company will follow a policy of retaining earnings during its early years of operation to continue to support growth in assets.

Securities Authorized for Issuance Under Equity Compensation Plans

For information required by this item see "Executive Compensation - Equity Compensation Plan Information as of December 31, 2005" in the Company's Proxy Statement dated April 21, 2006 for the Annual Meeting of Shareholders (the "Definitive Proxy Statement").

Purchases of Equity Securities by Small Business Issuer and Affiliated Purchases

During the fourth quarter of 2005, there were no such purchases of Company common stock.

Item 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement
This Annual Report on Form 10-KSB contains and incorporates by reference statements relating to future results of First Valley Bancorp, Inc. and its subsidiary, Valley Bank, that are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, interest rate fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, the cost and successful operations of new branches, technological fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in our filings with the SEC.

Overview
The Company, a Connecticut corporation, is a bank holding company for the Bank, a Connecticut state-chartered and Federal Deposit Insurance Corporation (“FDIC”) insured commercial bank headquartered in Bristol, Connecticut. The Company’s principal business consists of the business of the Bank. The Company and the Bank were formed in 2005 and 1999, respectively. The Bank, which has its main office in Bristol, a second full-service office in the Terryville section of Plymouth and a loan production office in Southington, provides banking services to commercial and individual customers primarily in the town of Bristol and the neighboring communities of Burlington, Farmington, Plainville, Plymouth, Southington and Wolcott. In January 2006, the Bank filed an application with the State of Connecticut Department of Banking for a full service branch in Southington that is expected to open early in the third quarter of 2006. In February 2006, the Bank received approval from the Department of Banking to open the Southington branch. The new, full-service office will replace the loan production office in Southington. The Bank offers to its business customers demand, savings and time deposit accounts and the granting of various types of commercial loans and commercial real estate loans. The services provided by the Bank to consumers include checking, savings and time deposit accounts, as well as mortgage loans and consumer loans.

The Bank offers its customers investment services through a relationship with Tracy Driscoll, Inc., a local insurance agency, and Bannon, Ohanesian & Lecours, Inc., a full-service, independent broker-dealer headquartered in West Hartford, Connecticut.

In December 2004, the Bank’s Board of Directors approved reorganizing the Bank into a bank holding company structure. It was the Board’s belief that the reorganization would increase the corporate flexibility of the Bank, would allow the Bank to better take advantage of additional business opportunities, and would provide the Bank with operational and competitive benefits. The reorganization received all regulatory approvals and become effective in July 2005. As a result of the reorganization, the Bank became the wholly-owned subsidiary of the Company through a one-for-one, tax free exchange of the Bank’s common stock for common stock of the holding company. The Company's stock is now listed at www.otcbb.com under the symbol “FVLY”.

In December 2005, the Company’s Board of Directors declared a 1 for 10 stock split of the Company’s Common Stock (i.e. each shareholder received one (1) additional share of Common Stock for each ten (10) shares owned). The stock split had a record date of December 30, 2005 and a payment date of January 30, 2006. All stock shares and per share amounts prior to the split have been restated to give effect to the stock split.

The following discussion and analysis presents a review of the operating results and financial condition of the Company and the Bank, as applicable, for the years ended December 31, 2005, 2004 and 2003. The discussion below should be read in conjunction with the financial statements and other financial data presented in the Company’s 2005 Financial Statements.

Capital Resources
During 2005, capital accounts increased by $541,000, or 5.9%, to $9.7 million, while book value per share increased from $7.76 at December 31, 2004 to $8.18 at December 31, 2005. The increase in capital accounts resulted from net income of $749,000, proceeds from stock issued under the stock option plan of $73,000, and net unrealized losses of $281,000 on securities available for sale, net of income taxes.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”). The FRB capital requirements for bank holding companies generally parallel the capital requirements applicable to state non-member banks, such as the Bank, under regulations promulgated by the FDIC. At December 31, 2005, the Company's Tier I leverage ratio was 8.80% and its Tier 1 and total risk-based capital ratios were 11.6% and 12.8%, respectively. The Company is deemed to be “well capitalized” under applicable FRB regulations on the basis of its current capital measures. The Bank’s capital ratios as of December 31, 2005 were a Tier 1 leverage ratio of 8.8%, and Tier 1 and total risk-based capital ratios of 11.6% and 12.9%, respectively. At the end of 2004, these ratios were 7.2%, 10.5% and 11.8%, respectively. The capital ratios of the Bank at December 31, 2005 were considered "well capitalized" for regulatory purposes. The increase in the Bank’s capital ratios between December 31, 2004 and December 31, 2005 reflects the completion of a trust preferred offering in July 2005 which added approximately $3.2 million of new regulatory capital and that helped to offset the high level of growth in the Bank’s balance sheet during 2005.

At December 31, 2005, the Company had a total of 1,186,236 shares outstanding and approximately 534 shareholders.

Liquidity
A primary function of the Bank’s asset/liability management process is to provide the Bank with adequate funds for loan requests, deposit outflows and other recurring financial obligations. The Bank’s primary sources of liquidity include cash on hand and due from banks, federal funds sold, money market accounts, maturities and principal and interest payments on loans and securities, deposits and Federal Home Loan Bank advances. The Bank monitors its liquidity position carefully, so that it might identify trends that could impact its liquidity/cash flow position.

At December 31, 2005, approximately 29% of the Bank’s assets were held in cash and cash equivalents and securities and 68% of the Bank’s assets were held in loans. The Bank’s ratio of loans to deposits, which is generally targeted to approximately 80% and is used as a general guideline in managing its asset/liability mix, was 85% at December 31, 2005, reflecting strong loan portfolio growth during the year.

The Bank has other liquidity related policy targets and thresholds which are reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). The Bank reviews and sets deposit rates weekly based upon the Bank’s need for funds, competition in the market area, and the availability and pricing of other funding sources.

The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”), which provides an alternative-funding source for the Bank’s liquidity needs. There were $15.0 million of FHLB advances outstanding at December 31, 2005 and $12.7 million of FHLB advances outstanding at December 31, 2004. The Bank had additional borrowing capacity at the FHLB of approximately $23 million at December 31, 2005.

The Company had $4.1 million of subordinated debt at December 31, 2005 that resulted from the trust preferred offering that was completed in July 2005. The debt bears an interest rate fixed at 6.42% for the first five years and a floating interest rate set at three-month LIBOR plus 190 basis points thereafter.

Each of the Bank’s sources of liquidity is vulnerable to various uncertainties beyond the control of the Bank. Scheduled loan and security payments are a relatively stable source of funds, but prepayments on loans and securities, security calls, and deposit flows can all vary widely in reaction to market conditions, primarily prevailing interest rates. The Bank’s financial condition is also affected by its ability to borrow at attractive rates and other market conditions.

The Bank considers its sources of liquidity to be adequate to provide for expected and unexpected balance sheet fluctuations and to provide funds for growth. Management closely monitors the Bank’s liquidity/cash flow position and is not currently aware of any trends or uncertainties that would create liquidity problems in the near future.

Asset / Liability Management and Market Risk
Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon the nature of the Company’s business, market risk is primarily limited to interest rate risk, which exposes the Company to risks caused by changes in interest rates affecting its loans, securities, deposits and borrowings.

The Company’s ALCO is responsible for the financial management of net interest income, liquidity, capital, and other such activities. The primary objective of the Company’s interest rate risk management process is to minimize the volatility to earnings from changes in interest rates. The Company manages interest rate risk by structuring its balance sheet to attempt to maximize overall profitability, increase revenue, and achieve a desired level of net interest income while managing interest rate sensitivity risk and liquidity.

The Company manages interest rate risk within limits approved by its Board of Directors using an earnings simulation model that simulates earnings over a specified time horizon to measure the amount of short-term earnings at risk under a variety of interest rate scenarios. The Company also utilizes balance sheet gap analysis to measure and monitor its short-, medium- and long-term interest rate positions and exposures. The Company’s earnings analysis incorporates numerous assumptions about balance sheet changes, prepayments, product pricing and the behavior of interest rates. This type of earnings simulation includes assumptions that are inherently uncertain and, as a result, the model cannot precisely estimate the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions, and management’s strategies, among other factors. The purpose of the earnings simulations is to provide management with a reasonably comprehensive view of the magnitude of the interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

Impact of Inflation and Changing Prices
The Company’s financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on the financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect the Company’s earnings in future periods.

Off-Balance Sheet Arrangements
At December 31, 2005, the Bank had total unadvanced commercial and consumer lines of credit of $21.9 million and total commercial and consumer loan commitments of $11.7 million. In addition, the Bank had $1.1 million in standby letters of credit at December 31, 2005. The Bank had no arrangements with any other entities that have or are reasonably likely to have a material affect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Note 11 of the Company’s 2005 Financial Statements contains information on off-balance sheet arrangements.

Contractual Obligations
At December 31, 2005, the Bank had $15.0 million in fixed rate advances from the FHLB. Payments of the advances include monthly principal and interest payments as well as principal payments that are due at maturity. The Company had $4.1 million in subordinated debentures at December 31, 2005 which are at a fixed rate of interest until 2010 after which the notes will become floating rate. Note 6 of the Company’s 2005 Financial Statements includes a schedule of borrowings by maturity.

Investments
The Bank’s investment portfolio is comprised primarily of U.S. agency obligations and mortgage-backed securities. The Bank also has corporate and municipal bonds and variable rate preferred securities in its investment portfolio. Note 2 of the Company’s 2005 Financial Statements identifies the composition and maturity structure of the investment portfolio.

Loans
The Bank engages in a variety of lending activities with loans primarily categorized as commercial, commercial real estate, residential mortgage and consumer loans. Both fixed and adjustable rate loans are originated under a variety of terms. Note 3 of the Company’s 2005

Financial Statements shows the composition of the loan portfolio and also gives a breakout of the Bank’s investment in fixed and adjustable rate loans based upon term to maturity.

The Bank has been able to maintain a high overall credit quality through the establishment and observance of prudent lending practices and policies. The Bank established a written loan policy, which has been adopted by the Board of Directors and is reviewed at least annually. All loans are reviewed at least quarterly by a Loan Committee consisting of members of the Board of Directors. The Bank currently does not engage in loan participations outside the State of Connecticut. The Bank does not have any foreign loans.

In managing the growth of its loan portfolio, the Bank has focused on: (i) the application of prudent underwriting criteria; (ii) active involvement by executive Bank officers and the Loan Committee in the approval process; and (iii) active monitoring of loans to ensure that repayments are made in a timely manner and to identify potential loan problems. At December 31, 2005, the Bank had $337,000 in non-performing loans compared with no non-performing loans at December 31, 2004 and $194,000 in non-performing loans at December 31, 2003. The Bank had no accruing loans, which were contractually past due 90 days or more as to principal or interest payments, or other loans considered impaired at December 31, 2005, 2004 or 2003. Note 3 of the Company’s 2005 Financial Statements provides an analysis of the Bank’s loan loss experience and allowance for loan losses.

Deposits
The Bank offers a number of different deposit accounts, including NOW accounts, business and personal checking accounts, statement and passbook savings accounts, money market deposit accounts, certificates of deposit, and IRA accounts. Note 5 of the Company’s 2005 Financial Statements identifies the composition of deposits and the maturity structure of certificates of deposit.

Borrowed Funds
The Bank is a member of the FHLB and has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy.

The Bank utilizes advances for a number of purposes including to match fund loans and investment securities and to fill temporary funding gaps. Note 6 of the Company’s 2005 Financial Statements identifies the composition and maturity structure of the Company’s borrowed funds.

The following are measurements relating to the Company’s earnings.

	For the year ended December 31,
Ratios	2005	2004	2003
Return on Average Assets	0.54%	0.48%	0.28%
Return on Average Equity	7.94	6.43	2.89
Average Equity to Average Assets	6.75	7.51	9.75

Basic Income per Share	$0.63	$0.49	$0.21
Diluted Income per Share	$0.60	$0.47	$0.21

Common Stock Information
The Common Stock of the Company is listed on the Over The Counter Bulletin Board under the symbol “FVLY”. The Stock is traded infrequently.

There were approximately 534 shareholders of record as of December 31, 2005. At that date, there were options outstanding to purchase 124,050 shares of stock. The following stock price information reflects actual trade activity, and in quarters where there was no trade activity, the high and low stock prices from the previous quarter. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission.
	Stock Price
	High	Low

2005
Quarter Ended, December 31…………………………………..	$17.00	$16.25
Quarter Ended, September 30…………………………………..	$20.70	$15.00
Quarter Ended, June 30…………………………………………	$20.00	$14.00
Quarter Ended, March 31………………………………………	$20.00	$12.10
2004
Quarter Ended, December 31…………………………………..	$18.00	$12.25
Quarter Ended, September 30………………………………….	$11.50	$11.23
Quarter Ended, June 30…………………………………………	$11.50	$11.25
Quarter Ended, March 31………………………………………	$11.00	$11.00
2003
Quarter Ended, December 31………………………………….	$11.00	$11.00
Quarter Ended, September 30…………………………………	$11.00	$11.00
Quarter Ended, June 30…………………………………………	$11.00	$11.00
Quarter Ended, March 31………………………………………	$11.00	$11.00
The closing price on December 31, 2005 was $17.00

Dividend Information
According to Connecticut General Statutes, the Bank is prohibited from declaring a dividend except from its net profits, and the total dividends declared in any one year shall not, unless specifically approved by the Connecticut Department of Banking Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The Bank has not paid any dividends and is unlikely to do so in the foreseeable future.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
Earnings Review

Net income for the year ended December 31, 2005 was $749,000, or $0.63 basic income per share and $0.60 diluted income per share, compared to net income of $572,000, or $0.49 basic income per share and $0.47 diluted income per share, for the prior year, an increase of $177,000, or 31%, in net income.

The increase in 2005 net income is primarily attributable to higher levels of net interest income, which more than offset the growth in noninterest expenses.

Total assets increased by $30.0 million, or 23%, during 2005. Over the same period, the Company’s loan portfolio grew by $32.0 million, or 41%, while deposits increased by $21.5 million, or 20%. The Company’s investment securities portfolio declined by $5.6 million, or 14%, in 2005 while borrowed money increased by $6.4 million, or 51%.

Net Interest Income

Net interest income for the year ended December 31, 2005 amounted to $4.9 million compared to $4.2 million in 2004. The growth in 2005 is due to the increase in average interest-earning assets that more than offset a reduction in the Company’s net interest margin. The net interest margin for 2005 was 3.64% compared to 3.72% in the previous year. The decline in net interest margin reflects the rising short-term interest rate environment during 2005 and a corresponding increase in the Bank’s cost of funds.

Interest Income

Total interest income for 2005 was $7.6 million compared to $5.9 million in 2004. The increase in 2005 reflects both growth in average interest-earning assets, which increased by $21.8 million, and a higher average yield on interest earning assets from 5.28% in 2004 to 5.68% in 2005. The increase in average interest-earning assets was almost entirely in loans.

Interest Expense

Total interest expense for 2005 increased by $1.0 million from $1.7 million in 2004 to $2.7 million in 2005. The increase in interest expense reflects $18.0 million of growth in average interest bearing liabilities and a 58 basis point increase in the average cost of funds. The average cost of interest-bearing liabilities for 2005 was 2.40% compared to 1.82% in 2004.

Provision for Loan Losses

The provision for loan losses was $348,000 in 2005 compared to $353,000 in 2004. Management performs a quarterly review of the loan portfolio and based on this review, sets the level of provision it deems necessary to maintain an adequate loan loss allowance. At December 31, 2005, the allowance for loan losses totaled $1,546,000, or 1.39% of total loans outstanding, compared to $1,295,000, or 1.63% of total loans outstanding, at December 31, 2004. The Company had nonaccrual loans totaling $337,000 at December 31, 2005 compared to no nonaccrual loans at December 31, 2004.

Noninterest Income

Noninterest income in 2005 totaled $385,000 compared to $333,000 in 2004, an increase of $52,000, or 16%. The growth in 2005 reflects higher fees from deposit accounts, ATM fees, and loan fees earned.

Noninterest Expense

Total noninterest expenses for 2005 increased by $493,000, or 15%. The increase is primarily attributable to higher expenses for salaries, employee benefits and taxes and reflects the overall growth in the Company and the staffing required to service a larger loan portfolio and a greater number of deposit accounts. Total 2005 expenses also include $98,000 of one-time expenses related to the formation of the Company. Excluding the holding company formation expenses, total noninterest expenses increased by $395,000, or 12%.

Income Taxes

The Company had a total income tax expense of $452,000 in 2005 compared to $367,000 in 2004. The increase reflects the higher net income in the current year. The effective tax rates for 2005 and 2004 were 37.6% and 39.1%, respectively.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
Earnings Review

Net income for the year ended December 31, 2004 was $572,000, or $0.49 basic income per share and $0.47 diluted income per share, compared to net income of $241,000, or $0.21 basic and diluted income per share, for the prior year, an increase of $331,000, or 137%, in net income.

The increase in 2004 net income is primarily attributable to higher levels of net interest income, which more than offset the growth in noninterest expenses.

Total assets increased by $27.6 million, or 27%, during 2004. Over the same period, the Bank’s loan portfolio grew by $18.4 million, or 31%, while deposits increased by $26.5 million, or 33%. The Company’s investment securities portfolio grew by $5.3 million, or 16%, in 2004 while borrowed money increased modestly by $299,000, or 2%.

Net Interest Income

Net interest income for the year ended December 31, 2004 amounted to $4.2 million compared to $3.2 million in 2003. The growth in 2004 is due to the increase in average interest-earning assets that more than offset a reduction in the Company’s net interest margin. The net interest margin for 2004 was 3.72% compared to 3.97% in the previous year. The decline in net interest margin reflects a lower yield on the Company’s loan portfolio in 2004 due in part to high refinance activity versus a more modest decline in the Company’s cost of funds.

Interest Income

Total interest income for 2004 was $5.9 million compared to $4.5 million in 2003. While the average rate on interest-earning assets decreased by 25 basis points due to lower yields on loans, the decline in loan yield was more than offset by growth in average interest-earning assets, which increased by $31.5 million. The increase in earning assets reflects growth in both the loan and investment securities portfolios.

Interest Expense

Total interest expense for 2004 was $1.7 million compared to $1.3 million in the previous year. The increase in interest expense reflects significant growth in average deposits and borrowed funds that more than offset a decline in the average cost of funds. The cost of interest-bearing liabilities for 2004 was 1.82% compared to 1.91% in 2003, a decline of 9 basis points. The average balance in interest-bearing liabilities in 2004 was $95.5 million, an increase of $29.6 million over the average balance in 2003.

Provision for Loan Losses

The Company’s provision for loan losses was $353,000 in 2004 compared to $278,000 in 2003. The higher provision in 2004 is primarily attributable to strong growth in total loans outstanding. Management performs a quarterly review of the loan portfolio and based on this review, sets the level of provision it deems necessary to maintain an adequate loan loss allowance. At December 31, 2004, the allowance for loan losses totaled $1,295,000, or 1.63% of total loans outstanding, compared to $988,000, or 1.63% of total loans outstanding, at December 31, 2003. The Company had no nonaccrual loans at December 31, 2004 versus $194,000 at December 31, 2003.

Noninterest Income

Noninterest income for 2004 totaled $333,000 compared to $307,000 in 2003. Excluding the impact of realized gains on investment securities, noninterest income increased in 2004 by $62,000, or 23%, due primarily to higher fees on residential loans and rental income on the Company’s office building on 888 Farmington Avenue in Bristol.

Noninterest Expense

Total noninterest expenses for 2004 increased by $375,000, or 13%. The increase is primarily attributable to higher expenses for salaries, employee benefits and taxes and reflects the overall growth in the Company and the staffing required to service a larger loan portfolio and a greater number of deposit accounts.

Income Taxes

The Company had a total income tax expense of $367,000 in 2004 compared to $147,000 in 2003. The increase reflects the higher net income in the current year. The effective tax rates for 2004 and 2003 were 39.1% and 37.9%, respectively.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2005

Average Balances, Yields and Costs

The following tables show the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by the Company (dollars in thousands):

	For Year Ended
	December 31, 2005			December 31, 2004
Interest Earning Assets:	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold and money market accounts	$5,846	$166	2.84%	$3,989	$48	1.20%
Investment securities	38,088	1,419	3.73	37,075	1,309	3.53
Loans	89,951	6,014	6.69	71,055	4,561	6.42
Total interest-earnings assets	133,885	7,599	5.68	112,119	5,918	5.28
Non-interest-earning assets	5,940			6,286
Total assets	$139,825			$118,405

Interest Bearing Liabilities:
NOW accounts	3,024	19	0.63%	2,907	11	0.38%
Savings and money market accounts	43,973	573	1.30	41,608	455	1.09

Time deposits	54,060	1,667	3.08	40,066	1,009	2.52
Borrowed money	12,424	467	3.76	10,920	268	2.45
Total interest- bearing liabilities	113,481	2,726	2.40	95,501	1,743	1.82
Non-interest- bearing demand deposits	15,467			12,751

Other non-interest-bearing liabilities	1, 438			1,260
Capital accounts	9,439			8,893
Total liabilities and capital accounts	$139,825			$118,405

Net interest income		4,873			4,175

Net interest margin			3.64%			3.72%
Interest rate spread			3.28			3.46

	For Year Ended
	December 31, 2004			December 31, 2003
Interest Earning Assets:	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and money
market accounts	$3,989	$48	1.20%	$3,561	$35	0.98%
Investment securities	37,075	1,309	3.53	27,861	934	3.35
Loans	71,055	4,561	6.42	49,170	3,487	7.09
Total interest-earnings assets	112,119	5,918	5.28	80,592	4,456	5.53
Non-interest-earning assets	6,286			4,994
Total assets	$118,405			$85,586

Interest Bearing Liabilities:
NOW accounts	2,907	11	0.38%	2,749	16	0.58%
Savings and money market accounts	41,608	455	1.09	31,144	370	1.19
Time deposits	40,066	1,009	2.52	28,314	760	2.68
Borrowed money	10,920	268	2.45	3,711	110	2.96
Total interest- bearing liabilities	95,501	1,743	1.82	65,918	1,256	1.91
Non-interest- bearing demand deposits	12,751			10,539
Other non-interest-bearing liabilities	1,260			785
Capital accounts	8,893			8,344
Total liabilities and capital accounts	$118,405			$85,586

Net interest income		4,175			3,200

Net interest margin			3.72%			3.97%
Interest rate spread			3.46			3.62

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in rates (changes in rates multiplied by prior volume), (ii) changes attributable to changes in volume (changes in volume multiplied by prior rate) and (iii) the total net change.

(dollars in thousands)
	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest Income:
Federal funds sold and money
market accounts	$88	$30	$118	$8	$5	$13
Investment securities	74	36	110	52	323	375
Loans	198	1,255	1,453	(355)	1,429	1,074
Total interest income	360	1,321	1,681	(295)	1,757	1,462

Interest Expense:
NOW accounts	8	0	8	(6)	1	(5)
Savings and money market accounts	91	27	118	(33)	118	85
Time deposits	256	402	658	(48)	297	249
Borrowed money	158	41	199	(22)	180	158
Total interest expense	513	470	983	(109)	596	487

Change in Net interest income	$(153)	$851	698	$(186)	$1,161	$975

Item 7 - FINANCIAL STATEMENTS

The consolidated statements of financial condition of the Company as of December 31, 2005 and December 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, together with the report thereon of Whittlesey & Hadley, P.C., dated February 14, 2006, are included as part of this Form 10-KSB in the “Financial Report” following page 24 hereof.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The information required by Item 304(b) of Regulation S-K is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 8A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Within 90 days prior to the date of this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

Change in internal controls
There were no significant changes made in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls over financial reporting.

Item 8B - OTHER INFORMATION

None.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2005

PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Items 401 and 405 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 10 - EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulations S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 13 - EXHIBITS

(a) List of Documents Filed as Part of This Report.
(1)	Financial Statements Filed:
	1.	Report of Independent Registered Public Accounting Firm
	2.	Consolidated Statements of Financial Condition as of December 31, 2005 and 2004
	3.	Consolidated Statements of Income for each of the three years in the period ended December 31, 2005
	4.	Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2005
	5.	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005
	6.	Notes to Consolidated Financial Statements
(2)
 Financial Statement Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statement and related notes.

(b) Exhibits: The following exhibits are filed as Exhibits to this Form 10-KSB, as required by Regulation S-B.
	2	Agreement and Plan of Reorganization by and between Valley Bank and First Valley Bancorp, Inc. dated as of May 23, 2005 (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	3.1	Certificate of Incorporation (incorporated by reference to Company's Form 8-A dated June 27, 2005)

	3.2	Bylaws (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	4.1	Instruments Defining Rights of Security Holders (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	10.1	Employment Agreement between Valley Bank and Robert L. Messier, Jr. dated July 1, 2004 (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	10.1.1	Amendment to Employment Agreement between Valley Bank and Robert L. Messier, Jr. dated November 1, 2004 (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	10.2	Change in Control Agreement dated October 1, 2004 by and between Valley Bank and Mark J. Blum (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	10.3	Change in Control Agreement dated October 1, 2004 by and between Valley Bank and Anthony M. Mattioli (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	10.4	Change in Control Agreement dated October 1, 2004 by and between Valley Bank and Robert L. Messier, Jr. (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	10.5	Stock Option and Stock Compensation Plan (incorporated by reference to Company's Form 8-A dated June 27, 2005)

	14	Code of Ethics

	16	Letter on change in certifying accountant (incorporated by reference to Company's Form 8-K filed on January 30, 2006)

	21	Subsidiaries

	23	Consent of Whittlesey & Hadley, P.C.

	31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	31.2	Chief Financial Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

	32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1
Proxy Statement dated April 21, 2006 for the 2006 Annual Meeting of Shareholders of First Valley Bancorp, Inc. (incorporated by reference to Company's definitive proxy statement for the Annual Meeting of Shareholders schedule for May 22, 2006)

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2005

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed by the undersigned, thereunto duly authorized.

_/ s / Robert L. Messier, Jr._______________    Dated: _March 30, 2006__________
Robert L. Messier, Jr.
President and Chief Executive
Officer

_/ s / Mark J. Blum _____________________   Dated: __March 30, 2006__________
Mark J. Blum
Executive Vice President, Treasurer, Chief
Financial Officer and Principal Accounting Officer

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

_/ s / Robert L. Messier, Jr._______________                            Dated: ________________________
Robert L. Messier, Jr.
President and Chief Executive
Officer and Director

_/ s / Mark J. Blum _____________________                           Dated: ________________________
Mark J. Blum
Executive Vice President, Treasurer, Chief
Financial Officer and Principal Accounting Officer

_/ s / Thomas O. Barnes_________________                           Dated: ______________________
Thomas O. Barnes                                  Director

_/ s / James G. Biondi___________________                           Dated: ______________________
James G. Biondi                                       Director

_/ s / J. Yancey Brame___________________                          Dated: ______________________
J. Yancey Brame                                      Director

_/ s / Bonnie Crane_____________________                          Dated: ______________________
Bonnie Crane                                           Director

_/ s / Edmund D. Donovan_______________                          Dated: ______________________
Edmund D. Donovan                              Director

_/ s / David W. Florian__________________                          Dated: ______________________
David W. Florian                                     Director

_/ s / Mark A. Gibson______________                                     Dated: ______________________
Mark A. Gibson                            Director

_/ s / Edward T. McPhee, Jr._________                                     Dated: ______________________
Edward T. McPhee, Jr.                Director

_/ s / Thomas P. O'Brien____________                                    Dated: ______________________
Thomas P. O’Brien                      Director

_/ s / David J. Preleski______________                                    Dated: ______________________
David J. Preleski                           Director

_/ s / James J. Pryor________________                                    Dated: ______________________
James J. Pryor                                Director

Consolidated Financial Statements

December 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
First Valley Bancorp, Inc.
Bristol, Connecticut

We have audited the accompanying consolidated statements of financial condition of First Valley Bancorp, Inc. (the “Company”) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Valley Bancorp, Inc. and subsidiary at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Hartford, Connecticut
February 14, 2006

Consolidated Statements of Financial Condition

	December 31,
	2005	2004
	(in thousands, except share data)
ASSETS
Cash and due from depository institutions	$3,447	$5,764
Federal funds sold and money market accounts	9,220	4,269
Investment securities	33,907	39,548
Loans receivable, net	109,773	77,729
Premises and equipment, net	1,435	1,524
FHLBB Stock, at cost	855	727
Accrued income receivable	680	560
Deferred income taxes	904	632
Other assets	705	187

Total assets	$160,926	$130,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$129,200	$107,746
Borrowed funds	19,117	12,679
Mortgagors' escrow accounts	176	150
Other liabilities	2,733	1,206
Total liabilities	151,226	121,781

Commitments and Contingencies

Stockholders' equity
Common stock, no par value; authorized 3,000,000
shares; issued and outstanding 1,186,236 and 1,180,231
at December 31, 2005 and 2004, respectively (Note 13)	892	887
Additional paid-in capital	8,194	8,126
Retained earnings	1,054	305
Accumulated other comprehensive loss	(440)	(159)
Total stockholders' equity	9,700	9,159

Total liabilities and stockholders' equity	$160,926	$130,940

See notes to consolidated financial statements.

Consolidated Statements of Income

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands, except share data)
Interest income
Interest on loans	$6,014	$4,561	$3,487
Interest and dividends on investments	1,585	1,357	969
Total interest income	7,599	5,918	4,456

Interest expense
Deposits and escrow	2,259	1,475	1,146
Borrowed funds	467	268	110
Total interest expense	2,726	1,743	1,256

Net interest income	4,873	4,175	3,200

Provision for loan losses	348	353	278

Net interest income after provision for loan losses	4,525	3,822	2,922

Noninterest income
Service charges and other fees	385	327	265
Realized gains on investments	-	6	42
Total noninterest income	385	333	307

Noninterest expense
Salaries	1,736	1,528	1,319
Employee benefits and taxes	347	306	249
Occupancy and equipment	655	671	671
Professional fees	139	145	140
Marketing	106	104	73
Office supplies	74	67	63
Outside service fees	225	146	118
Organizational costs	98	-	-
Other	329	249	208
Total noninterest expense	3,709	3,216	2,841

Income before income tax expense	1,201	939	388

Income tax expense	452	367	147
Net income	$749	$572	$241

Basic income per share	$0.63	$0.49	$0.21
Diluted income per share	0.60	0.47	0.21
Weighted-average shares outstanding - basic	1,184,930	1,178,639	1,147,561
Weighted-average shares outstanding - diluted	1,239,000	1,207,895	1,159,855

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings (deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands)

Balance at December 31, 2002	$725	$6,413	$(508)	$89	$6,719

Net income	-	-	241	-	241

Shares issued under stock
compensation plan	4	46	-	-	50

Shares issued under secondary
stock offering	155	1,631	-	-	1,786

Unrealized gains (losses) on
available-for-sale securities, net	-	-	-	(151)	(151)

Balance at December 31, 2003	$884	$8,090	$(267)	$(62)	$8,645

Net income	-	-	572	-	572

Shares issued under stock
compensation plan	3	36	-	-	39

Unrealized gains (losses) on
available-for-sale securities, net	-	-	-	(97)	(97)

Balance at December 31, 2004	$887	$8,126	$305	$(159)	$9,159

Net income	-	-	749	-	749

Shares issued under stock
compensation plan	5	68	-	-	73

Unrealized gains (losses) on
available-for-sale securities, net	-	-	-	(281)	(281)

Balance at December 31, 2005	$892	$8,194	$1,054	$(440)	$9,700

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities
Net income	$749	$572	$241
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	348	353	278
Depreciation	232	218	178
Provision for deferred taxes	(92)	(110)	(57)
Realized gain on investments	-	(6)	(42)
Amortization (accretion) of premiums (discounts), net	171	209	258
Amortization of debt issuance costs	2	-	-
Common stock issued as compensation	73	39	50
Net change in:
Deferred loan fees	20	49	29
Accrued income receivable	(120)	(159)	(93)
Other assets	(518)	(14)	22
Other liabilities	1,527	320	241
Net cash provided by operating activities	2,392	1,471	1,105

Cash flows from investing activities
Proceeds from maturities, calls and
paydowns of available-for-sale securities	24,081	17,472	11,966
Proceeds from sales of available-for-sale securities	-	509	7,563
Purchase of available-for-sale securities	(19,072)	(23,651)	(29,880)
Loan originations net of principal payments	(32,412)	(18,762)	(18,562)
Purchase of FHLB stock	(128)	(108)	(460)
Purchase of premises and equipment	(143)	(762)	(422)
Net cash used by investing activities	(27,674)	(25,302)	(29,795)

Cash flows from financing activities
Change in DDA, NOW, money market, and savings accounts	6,763	12,068	10,368
Change in time deposit accounts	14,691	14,413	7,450
Proceeds from borrowed funds	16,046	8,875	11,400
Repayments of borrowed funds	(9,610)	(8,576)	(159)
Change in mortgagors' escrow accounts	26	10	41
Proceeds from issuance of common stock	-	-	1,786
Net cash provided by financing activities	27,916	26,790	30,886

Net change in cash and cash equivalents	2,634	2,959	2,196
Cash and cash equivalents at beginning of year	10,033	7,074	4,878

Cash and cash equivalents at end of year	$12,667	$10,033	$7,074

Supplemental disclosures
Cash paid during the year for:
Interest	$2,542	$1,621	$1,284
Income Taxes	$604	$397	$190

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business
First Valley Bancorp, Inc. (the Company) is a state chartered holding company formed in 2005 for the purpose of acquiring all of the common stock of Valley Bank. Existing shares in Valley Bank common stock were exchanged for an equal and proportionate amount of shares of Company stock.

Valley Bank (the Bank) is a state chartered commercial bank which commenced operations on November 15, 1999. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, real estate, residential and consumer loans. The Bank is subject to competition from other financial institutions throughout the region.

Both the Company and the Bank are subject to the regulations of certain state and federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of presentation and principles of consolidation
The consolidated financial statements include the accounts of First Valley Bancorp, Inc. and its wholly-owned subsidiary, Valley Bank. Significant intercompany accounts and transactions have been eliminated in consolidation. Prior to the formation of the Company the amounts reflected are those of the Bank.

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America and to general practices within the banking industry. Such policies have been followed on a consistent basis.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and income and expenses for the period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut.

Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, federal funds sold, and money market accounts.

Investment securities
The Company=s investments are categorized as available-for-sale. Available-for-sale securities are securities that are held for indefinite periods of time and are carried at fair value with unrealized gains and losses reported as a separate component of capital, net of estimated income taxes.

Mortgage-backed securities, which include collateralized mortgaged obligations (ACMO's@), are either U.S. Government Agency securities or are rated in one of the top two ratings categories by at least one of the major rating agencies at the time of purchase. One of the risks inherent when investing in mortgage-backed securities and CMO's is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings.

Notes to Consolidated Financial Statements

Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

Loans receivable and allowance for loan losses
Loans receivable are stated at unpaid principal balance less deferred loan fees, and the allowance for loan losses.

Uncollected interest on loans receivable is accrued as earned based on rates applied to principal amounts outstanding. Recognition of income on the accrual basis is generally discontinued after 90 days past due. Payments ultimately collected are allocated to reduce principal and accrued interest unless there are doubts concerning collectibility. If there are any doubts regarding collectibility all payments are used to reduce principal and any accrued interest is reversed to reduce interest income.

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized on a level-yield basis as an adjustment to the related loan yield over its contractual life. Unamortized net fees are recognized upon early repayment of the loans.

The allowance for loan losses is established by a provision charged to earnings and is maintained at a level considered adequate to provide for potential loan losses based on management's evaluation of known and inherent risks in the loan portfolio. When a loan or portion of a loan is considered uncollectible, it is charged against the allowance for loan losses. Recoveries of loans previously charged-off are credited to the allowance when collected.

Management makes regular evaluations of the loan portfolio to determine the adequacy of the level of the allowance for loan losses. Numerous factors are considered in the evaluation, including a review of certain borrowers' current

financial status and credit standing, available collateral, loss experience in relation to outstanding   loans,   the  overall   loan   portfolio  quality,   management's  judgment regarding prevailing and anticipated economic conditions, and other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation computed on the straight-line method at rates based on estimated useful lives. Estimated lives are 39 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Expenditures for replacements or major improvements are capitalized. Expenditures for normal maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of premises and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in income.

Computation of fair values
The calculation of fair value estimates of financial instruments is dependent upon certain subjective assumptions and involves significant uncertainties. Changes in assumptions could significantly affect the estimates. These estimates do not reflect any possible tax ramifications, estimated transaction costs or any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies - (Continued)

The following methods and assumptions were utilized by the Company in estimating the fair values of its on-balance sheet financial instruments:

Cash and cash equivalents - The carrying amounts reported in the statement of financial condition approximate these assets' fair value.

Investment securities - Fair values for investment securities are based on quoted market prices.

Loans receivable - For variable rate loans that reprice frequently and without significant change in credit risk, fair values are based on carrying values. The fair value of other loans is estimated by discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued income receivable - The carrying value of accrued income receivable approximates fair value.

Deposits - For the present value calculation of non-maturity deposits, an assumption is required as to the maturity, or life, of these deposits. The Company is currently using the FDICIA 305 proposal recommended for this purpose. On non-maturity deposits, fair value is based on using a discounted cash flow technique that uses current interest rates and applies interest expense into the future compared to Federal Home Loan Bank current loan interest rates. Fair values for time certificates of deposit are estimated using a discounted cash flow technique that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

FHLB Advances - Fair values are estimated using discounted cash flow analyses based on the Bank=s current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated debts - Fair value is determined using quoted market prices.

Mortgagors' escrow accounts - The carrying value of escrow accounts approximates fair value.

Income taxes
The Bank accounts for certain income and expense items differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are being made in recognition of these temporary differences.

Earnings per share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Related party transactions
Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features.

Notes to Consolidated Financial Statements

Stock Based Compensation
As more fully described in Note 12, the Bank has a long-term incentive plan authorizing various types of market and performance based incentive awards that may be granted to directors, officers and employees. In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). This Statement eliminated the alternative intrinsic value method of accounting, in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for recognizing the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123R requires all entities to follow the same accounting standard and account for such transactions using the fair-value-based method. On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding SFAS 123R and certain rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. Previously, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its long-term incentive plan.

The following table illustrates the effect on net income and earnings per share as if the fair value based method described in SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied to the Bank’s long-term incentive plan.

(in thousands, except share data)	2005	2004	2003

Net income, as reported	$ 749	$ 572	$ 241
Stock-based employee compensation
included in net income	-	-	-
Total stock-based employee compensation
expense determined under the fair value
based method for all awards	-	(20)	(148)
Pro forma net income	$ 749	$ 552	$ 93

Earnings per share:
Basic, as reported	$ 0.63	$ 0.49	$ 0.21
Diluted, as reported	$ 0.60	$ 0.47	$ 0.21
Basic, pro forma	$ 0.63	$ 0.47	$ 0.08
Diluted, pro forma	$ 0.60	$ 0.45	$ 0.08

The Company will adopt Statement No. 123(R) as of January 1, 2006. The Company does not believe that the adoption of SFAS 123R and SAB 107 will have a material effect on the financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies - (Continued)

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This Statement replaces Accounting Principles Board Opinion No. 20 ("APB 20"), "Accounting Changes" and Statement of Financial Accounting Standard No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. In accordance with the prior guidance of APB 20, most voluntary changes in an accounting principle required recognizing the cumulative effect of a change in accounting principle in net income in the period of change. SFAS 154 requires retrospective application to prior periods' financial statements for the direct effects of a change in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. Indirect effects of a change in accounting principle should be recognized in the period of accounting change. SFAS 154 carries forward the guidance of APB 20 relating to the reporting for correction of an error in previously issued financial statements, change in accounting estimate and the justification requirement for a change in accounting principle on the basis of preferability. Provisions of this statement are effective for accounting changes made in the fiscal years beginning after December 15, 2005. At this time, the Company is uncertain how the application of SFAS 154 will impact prior period financial statements for the implementation of future accounting pronouncements.

Notes to Consolidated Financial Statements

2. Investment Securities

The amortized cost basis and estimated fair values of investment securities were as follows:

	December 31, 2005
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
Debt securities:
U.S. government and agency obligations:
Due in less than one year	$1,509	$-	$(23)	$1,486
Due from one through five years	7,499	-	(168)	7,331
	9,008	-	(191)	8,817

Corporate bonds:
Due from one through five years	2,095	-	(75)	2,020

Municipal bonds:
Due after ten years	2,564	-	(15)	2,549

Mortgage-backed securities	20,456	1	(436)	20,021

Total debt securities	34,123	1	(717)	33,407

Equity securities:
Variable rate preferred securities:	500	-	-	500

Total available-for-sale securities	$34,623	$1	$(717)	33,907

Notes to Consolidated Financial Statements

2. Investment Securities - (Continued)

	December 31, 2004
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
Debt securities:
U.S. government and agency obligations:
Due in less than one year	$500	$3	$-	$503
Due from one through five years	8,518	2	(86)	8,434
	9,018	5	(86)	8,937

Corporate bonds:
Due from one through five years	2,129	-	(27)	2,102
Due after ten years	100	3	-	103
	2,229	3	(27)	2,205

Mortgage-backed securities	26,557	23	(174)	26,406

Total debt securities	37,804	31	(287)	37,548

Equity securities:
Variable rate preferred securities:	2,000	-	-	2,000

Total available-for-sale securities	$39,804	$31	$(287)	39,548

There were no realized gains or losses in the year ended December 31, 2005. Gross gains of $5,511 and $42,216 were realized on available-for-sale securities for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2005 and 2004 debt securities with a carrying and market value of $12,411,682 and $12,188,535, respectively, were pledged as collateral to secure public deposits and FHLB advances.

The Bank has 84 individual investment securities in which the market value of the security is less than the cost of the security. Management believes that these unrealized losses are temporary and are the result of market conditions over the past several years.

Notes to Consolidated Financial Statements

The following is a summary of the market value and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. agency obligations	$2,960	$(39)	$5,857	$(152)	$8,817	$(191)
Corporate bonds	-	-	2,020	(75)	2,020	(75)
Municipal bonds	2,549	(15)	-	-	2,549	(15)
Mortgage-backed securities	7,365	(120)	12,591	(316)	19,956	(436)

Total investment securities	$12,874	$(174)	$20,468	$(543)	$33,342	$(717)

3. Loans

At December 31, the composition of the Bank=s loan portfolio was as follows:

	2005	2004
	(dollars in thousands)
Commercial mortgages	$54,653	$38,186
Commercial loans	22,726	19,227
Residential mortgages	22,848	12,407
Consumer and home equity loans	11,317	9,409
	111,544	79,229
Less:
Deferred loan origination fees	225	205
Allowance for loan losses	1,546	1,295

Loans receivable, net	$109,773	$77,729

Weighted average yield	6.66%	6.20%

Notes to Consolidated Financial Statements

3. Loans- (Continued)

The Bank=s lending activities are conducted principally in Connecticut. The Bank=s investment in loans includes both adjustable and fixed rate loans. At December 31, the composition of the Bank=s investment in loans was as follows:

	2005	2004
	(in thousands)
Fixed rate:
Term to maturity
1 month through 1 year	$4,064	$6,134
1 year through 3 years	4,643	3,681
3 years through 5 years	10,192	8,630
5 years through 10 years	12,691	8,456
Over 10 years	4,724	3,978
	36,314	30,879
Adjustable rate:
Rate adjustment
1 month through 1 year	22,409	20,343
1 year through 3 years	15,594	7,577
3 years through 5 years	29,948	19,931
5 years through 10 years	7,279	499
	75,230	48,350
Total loans	$111,544	$79,229

The adjustable rate loans have interest rate adjustment limitations and are indexed to the one to five year U.S. Treasury rate, the Wall Street Journal Prime Rate, or Federal Home Loan Bank advance rates.

Transactions in the allowance for possible loan losses for the years ended December 31, were as follows:

	2005	2004
	(in thousands)
Balance at beginning of period	$1,295	$988
Provision for loan losses	348	353
Charge offs	(114)	(49)
Recoveries	17	3

Balance at end of period	$1,546	$1,295

Nonperforming loans totaled $337,215 at December 31, 2005. These loans, delinquent 90 days or more, were accounted for on a non-accrual basis. The amount of income that was contractually due but not recognized on nonperforming loans totaled $22,060. These loans were considered impaired and had specific reserves of $3,851. At December 31, 2004, the Bank had no loans on non-accrual status or any loans considered impaired.

At December 31, 2005 and 2004 there were no outstanding commitments to lend additional funds to borrowers with loans on which the accrual of interest has been discontinued.

Notes to Consolidated Financial Statements

4. Premises and Equipment

Premises and equipment at December 31, are summarized as follows:

	2005	2004
	(in thousands)
Office building	$660	$624
Leasehold improvements	757	751
Furniture, fixtures and equipment	767	687
	2,184	2,062
Accumulated depreciation	749	538

Premises and equipment, net	$1,435	$1,524

Depreciation expense amounted to $232,233, $218,118, and $178,185 during the years ended December 31, 2005, 2004 and 2003, respectively.

In 2004, the Bank purchased a building on Farmington Avenue, in Bristol, that it plans on opening as a full service office in the last quarter of 2006. The building is currently leased and rental income for the years ended December 31, 2005 and 2004 was $28,800 and $21,600, respectively.

The Bank is obligated under a 15 year lease agreement on the building it currently occupies in Bristol and a 10 year lease agreement on its office in Terryville.

Subsequent to year-end, on February 14, 2006, the Bank entered into a 22 year lease agreement for a new full-service office in Southington that is scheduled to open in the third quarter of 2006.

Total rent expense for the years ended December 31, 2005, 2004 and 2003 was $187,384, $169,446, and $170,780, respectively.

The following is a schedule of future annual minimum rental payments required under leases, as of December 31, 2005:

(in thousands)

2006	$193
2007	202
2008	207
2009	211
2010	223
Thereafter	811
Total	$1,847

Notes to Consolidated Financial Statements

5. Deposits

The rates at which the Bank paid interest on deposit accounts and the balances at December 31, were as follows:

	2005		2004
	(dollars in thousands)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest checking	$17,166	-%	$12,300	-%
Regular savings	22,575	0.77	23,782	0.81
Money market savings	23,154	2.23	21,326	1.40
NOW accounts	4,707	0.47	3,431	0.34
	67,602	1.05	60,839	0.83

Certificate accounts maturing in:
Under 12 months	34,187	3.42	35,117	2.53
12 to 24 months	21,003	3.52	5,629	2.90
24 to 36 months	4,000	3.68	3,171	3.48
36 to 48 months	852	4.43	2,990	3.88
48 to 60 months	1,556	4.89	-	-
	61,598	3.52	46,907	2.73

Total deposits	$129,200	2.23%	$107,746	1.65%

Certificates with balances of $100,000 or more were $17,294,949 and $11,313,374 at December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements

6. Borrowed Funds

Total borrowed funds with maturity dates and cost of funds were as follows at December 31:

	2005		2004
	Weighted Average Rate	Amount Due	Weighted Average Rate	Amount Due
Year of Maturity:
	(dollars in thousands)

FHLB Advances:
2006	4.35%	$9,875	2.56%	$9,400
2007	4.49	2,653	3.13	1,250
2008	2.95	872	3.81	460
2012	4.72	569	2.95	929
2016	4.77	1,050	4.72	640
Subtotal - FHLB Advances	4.34	15,019	2.80	12,679

Subordinated Debt:
2035	6.42	4,098	-	-

Total borrowed funds	4.79%	$19,117	2.80%	$12,679

All advances are at fixed rates of interest. The advances are secured by investment securities held in safekeeping at the Federal Home Loan Bank of Boston (FHLBB).

The Bank is required to maintain an investment in capital stock of the FHLBB as a condition of membership. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the FHLBB.

On July 28, 2005 the Company formed FVB Capital Trust I. The trust has no independent assets or operations and was created for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.

Trust preferred securities issued by the statutory trust are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio and the Bank’s Tier 1 capital ratio to the extent that the trust preferred proceeds have been invested in the Bank’s capital.

The subordinated debentures, which bear an interest rate fixed at 6.42% for the first five years and a floating interest rate set at three-month LIBOR plus 190 basis points thereafter, mature on August 23, 2035 and can be redeemed at the Company’s option in an amount equal to 100% of the principal amount of the debt securities beginning in 2010 and thereafter. The trust securities have identical terms except the duration of the trust in 35 years.

Notes to Consolidated Financial Statements

7. Income Taxes

The components of income tax expense for the years ended December 31, were as follows:

	2005	2004	2003
	(in thousands)
Current:
Federal	$431	$385	$177
State	113	92	27
Total current	544	477	204
Deferred:
Federal	(73)	(99)	(52)
State	(19)	(11)	(5)
Total deferred	(92)	(110)	(57)

Income tax expense	$452	$367	$147

A reconcilement of the statutory federal income tax rate applied to income before taxes with the income tax provision was as follows:

	2005	2004	2003
	(in thousands)
Tax on income at statutory rates	$408	$319	$132
Increase (decrease) resulting from:
State tax, net of federal tax benefit	61	53	15
Other items, net	(17)	(5)	-

Income tax expense	$452	$367	$147

The components of deferred taxes included in the balance sheet are as follows at December 31:

	2005	2004
	(in thousands)
Deferred tax receivable:
Reserve for loan losses	$579	$496
Deferred income for books previously taxed	88	80
Available-for-sale securities	277	97
	944	673
Deferred tax payable:
Depreciation	(40)	(41)
	(40)	(41)

Net deferred tax receivable	$904	$632

Notes to Consolidated Financial Statements

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized. As of December 31, 2005, the Bank believes that all deferred tax assets will be realized in the future and no valuation allowance is necessary.

8. Regulatory Matters

Regulatory Capital

The Company and its subsidiary, Valley Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of 4.00% for Tier 1 leverage, 4.00% for Tier 1 risk-based capital and 8.00% for total risk-based capital. As of December 31 2005, the Company and its subsidiary meet all capital requirements to which it is subject.

At December 31, 2005, the Company and its subsidiary’s capital ratios were considered well capitalized for regulatory purposes. To be categorized as well capitalized, the Bank must maintain a Tier 1 leverage ratio of 5.00%, a Tier 1 risk-based capital ratio of at least 6.00%; and a total risk-based capital ratio of at least 10.00%. There have been no subsequent conditions or events which management believes have changed their status.

The following is a summary of the Company’s and its subsidiary’s actual capital:

	2005		2004
First Valley Bancorp, Inc.	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage	$13,340	8.80%	n/a	n/a

Tier 1 risk-based capital	13,340	11.58	n/a	n/a

Total risk-based capital	14,780	12.83	n/a	n/a

Notes to Consolidated Financial Statements

8. Regulatory Matters - (Continued)

	2005		2004
Valley Bank	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage	$13,355	8.81%	$9,318	7.24%

Tier 1 risk-based capital	13,355	11.60	9,318	10.50

Total risk-based capital	14,795	12.86	10,429	11.75

The Bank's capital reported to regulators includes $3.2 million of proceeds from a trust preferred offering that is not included in capital under generally accepted accounting principles.

9. Employee Benefits

The Bank has a 401K plan covering each employee who meets the minimum age and length of service requirements. Employees may defer gross compensation up to certain limits defined in the Internal Revenue Code. The Bank matched 5% of the amount of an employees’ contribution in the year ended December 31, 2003, 10% in 2004 and 25% in 2005. In addition, the Bank has made additional discretionary contributions at year-end on a pro-rata basis to all participating employees. In December 2005, 2004 and 2003, the Bank made discretionary contributions of $12,000, $10,000, and $8,800, respectively. In total, the Bank contributed $38,176, $21,615, and $13,284 during the years ended December 31, 2005, 2004 and 2003, respectively.

10. Comprehensive Income

For the year ended December 31, comprehensive income was comprised of:

	2005	2004	2003
	(in thousands)
Net income	$ 749	$ 572	$ 241

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(461)	(149)	(204)
Reclassification adjustment for gain recognized in net income	-	(6)	(42)

Other comprehensive income (loss) before tax expense	(461)	(155)	(246)
Income tax expense related to items of other
comprehensive income (loss)	180	58	95
Other comprehensive income (loss) net of tax	(281)	(97)	(151)

Total comprehensive income	$468	$475	$90

Notes to Consolidated Financial Statements

11. Financial Instruments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments were as follows at December 31:

	2005	2004
	(in thousands)
Commitments to extend credit:
Loan commitments	$11,684	$2,987
Unadvanced lines of credit	21,931	16,572
Standby letters of credit	1,089	504

Outstanding commitments	$34,704	$20,063

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In extending commitments, the Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter-party.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in a loan commitment.

Management does not anticipate any material losses as a result of these commitments.

Notes to Consolidated Financial Statements

11. Financial Instruments - (Continued)

The estimated fair value of the Bank’s financial instruments at December 31, were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$12,667	$12,667	$10,033	$10,033
Investment securities	33,907	33,907	39,548	39,548
Loans receivable	109,773	109,466	77,729	76,785
Accrued income receivable	680	680	560	560

Financial liabilities
Deposits	129,200	123,759	107,746	103,481
Borrowed funds	19,117	18,963	12,679	12,510
Mortgagors' escrow accounts	176	176	150	150

Commitments to extend credit and standby letters of credit have short maturities and therefore have no significant fair values.

12. Employee and Director Benefit Plan

During 2000, the Shareholders and the Board of Directors approved a plan entitled AValley Bank 1999 Stock Option and Stock Compensation Plan, as amended.@

The Bank accounts for stock options issued in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. A table illustrating the effect of the plan had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, is included in Note 1.

The fair value of each option grant is estimated on the date of grant using the minimum value method. This method calculates a fair value per share that is equal to the difference between the present value of the exercise price and the current price of the stock reduced to exclude the present value of any expected dividends during the option=s life. The following assumptions were used for option grants in 2004 and 2003: a risk free interest rate of 4.24% and 3.92%, respectively, an expected life equal to the grant life and an expected dividend yield of 0%. For options granted in 2004 and 2003, the weighted average fair values per share were approximately $7.59 and $7.49, respectively.

Notes to Consolidated Financial Statements

The plan initially reserved 141,075 shares of common stock to be used for eligible Bank employees and directors in the form of stock options or stock awards. The Plan was subsequently amended in 2003 and 2004, at which time additional shares totaling 30,724 and 117,600 respectively, were added.

Options are exercisable for a ten-year period from the effective date of the actual grant. However, the options may not be exercised before they vest.

The plan terminates on November 19, 2009.

Information regarding the Bank=s stock option plan as of December 31, is summarized below:

	2005		2004		2003
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price

Outstanding at beginning of year	124,050	$8.21	118,000	$8.14	70,810	$7.51
Granted	-	-	6,050	9.50	47,190	9.09
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-

Outstanding at end of year	124,050	$8.21	124,050	$8.21	118,000	$8.14

Options exercisable at end of year	124,050	$8.21	124,050	$8.21	112,454	$8.17

As further described in Note 1, the Company will adopt Statement No. 123(R) as of January 1, 2006.

13. Stock Split

On December 19, 2005, the Bank’s Board of Directors declared a 1 for 10 stock split effective January 30, 2006 for shareholders of record on December 30, 2005. All stock shares and per share amounts have been restated to give effect to the stock splits.

Notes to Consolidated Financial Statements

14. Parent Company Only Financial Statements

The following financial statements are for the Company (First Valley Bancorp, Inc.) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statement of Financial Condition

As of December 31, 2005
(in thousands)
ASSETS
Cash and due from depository institutions	$714
Accrued income receivable	1
Investment in Valley Bank	13,040
Other assets	196

Total assets	$13,951

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Subordinated debentures, net	$4,098
Other liabilities	28
Total liabilities	4,126

Stockholders' Equity	9,825

Total liabilities and stockholders' equity	$13,951

Notes to Consolidated Financial Statements

Statements of Income

For the year ended December 31, 2005
(in thousands)
Interest income and expense
Dividend from subsidiary	$125
Interest and dividend income on investments	3
Interest expense on borrowed funds	115
Net interest income	13

Noninterest expense
Organizational expenses	98
Other noninterest expense	2
Total noninterest expense	100

Loss before income tax benefit and equity
in undistributed net income of subsidiary	(88)

Income tax benefit	(72)

Loss before equity in undistributed net
income of subsidiary	(16)

Equity in undistributed net income of subsidiary	765

Net income	$749

Notes to Consolidated Financial Statements

14. Parent Company Only Financial Statements - (Continued)

Statement of Cash flows

For the year ended December 31, 2005
(in thousands)
Cash flows from operating activities
Net income	$ 749
Adjustments to reconcile net income to cash
provided by operating activities:
Equity in undistributed net income of subsidiary	(765)
Amortization of debt issuance costs	2
Net change in:
Accrued interest receivable	(1)
Accrued interest payable	29
Change in other assets	(196)

Net cash provided by operating activities	(182)

Cash flows from investing activities
Payments for investments in and advances
to subsidiaries	(3,200)
Net cash used by investing activities	(3,200)

Cash flows from financing activities
Proceeds from borrowed funds	4,096
Proceeds from advances from subsidiaries	-
Net cash provided by financing activities	4,096
Increase in cash and cash equivalents	714
Cash and cash equivalents at beginning of year	-
Cash and cash equivalents at end of year	$714