Form 10QSB
period 2006-03-31
First Valley Bancorp, Inc.
filed 2006-05-15
CIK 1318849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________
Commission file number 000-51408

FIRST VALLEY BANCORP, INC.
(Exact name of registrant as specified in its charter)

CONNECTICUT	04-3806732
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

FOUR RIVERSIDE AVENUE, BRISTOL, CT, 06010

(Address of principal executive offices)

860-582-8868

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No __________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ______	No X

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
☐ YES ☒ NO

As of May 10, 2006, there were 1,187,619 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format	Yes_______	No X

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005

Consolidated Statements of Income for the three month periods ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements

		3 4 5 6 - 9
Item 2.	Management’s Discussion and Analysis or
	Plan of Operation	10 - 16

Item 3.	Controls and Procedures	17

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Item 4. Item 5.	Defaults Upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information	17 17 17
Item 6.	Exhibits	17
SIGNATURES CERTIFICATIONS		18 19 - 22

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

Part 1 FINANCIAL INFORMATION
Item 1 Financial Statements:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands except share data)
	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Cash and due from depository institutions	$2,774	$3,447
Federal funds sold and money market accounts	8,938	9,220
Investment securities	29,008	33,907
Loans receivable, net	116,642	109,773
Premises and equipment, net	1,469	1,435
FHLB Stock, at cost	943	855
Accrued income receivable	662	680
Deferred income taxes	896	904
Other assets	719	705
TOTAL ASSETS	$162,051	$160,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$15,994	$17,166
Interest bearing	114,959	112,034
Total deposits	130,953	129,200
Federal Home Loan Bank advances	15,201	15,019
Junior subordinated debt	4,099	4,098
Mortgagors' escrow accounts	98	176
Other liabilities	1,744	2,733
Total Liabilities	152,095	151,226

Stockholders' Equity:
Common stock, no par value; authorized 3,000,000 shares;
issued and outstanding 1,187,619 and 1,186,236 at
March 31, 2006 and December 31, 2005, respectively	893	892
Additional paid-in capital	8,215	8,194
Retained earnings	1,275	1,054
Accumulated other comprehensive loss	(427)	(440)
Total Stockholders' Equity	9,956	9,700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$162,051	$160,926

See notes consolidated to financial statements

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
March 31, 2006

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share data)

	Three Months Ended March 31,
Interest income:	2006	2005
Interest on loans	$1,996	$1,306
Interest and dividends on investments	384	379
Total interest income	2,380	1,685

Interest expense:
Deposits and escrow	753	467
Borrowed money	239	75
Total interest expense	992	542
Net interest income	1,388	1,143

Provision for loan losses	75	77

Net interest income after provision for loan losses	1,313	1,066

Noninterest income:
Service charges and other fees	86	89
Realized gains (losses) on investments	(86)	-
Total noninterest income	-	89

Noninterest expenses:
Salaries	454	405
Employee benefits and taxes	90	92
Occupancy and equipment	182	173
Professional fees	49	36
Marketing	25	20
Office supplies	15	18
Outside service fees	47	48
Other	77	83
Total noninterest expenses	939	875
Income before income tax expense	374	280
Income tax expense	153	109
NET INCOME	$221	$171

Basic income per share	$0.19	$0.14
Diluted income per share	$0.18	$0.14

Weighted-average shares outstanding - basic	1,187,573	1,183,574
Weighted-average shares outstanding - diluted	1,247,984	1,219,757

See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Three Months Ended March 31,
Cash flows from operating activities	2006	2005
Net income	$221	$171
Adjustments to reconcile net income to
cash provided by operating activities:
Realized (gains) losses on investments	86	-
Depreciation	57	60
Provision for loan losses	75	77
Amortization of debt issuance costs	1	-
Amortization (accretion) of premiums (discounts), net	33	45
Common stock issued as compensation	22	41
Net Change in:
Accrued income receivable	18	46
Deferred loan fees	34	17
Other assets	(102)	(445)
Other liabilities	(989)	79
Net cash provided (used) by operating activities	(544)	91

Cash flows from investing activities
Proceeds from maturities, calls and paydowns
of available-for-sale securities	1,679	5,460
Proceeds from sales of available-for-sale securities	3,122	-
Purchase of available-for-sale securities	-	(4,000)
Loan originations net of principal payments	(6,978)	(5,151)
Purchases of premises and equipment	(91)	(62)
Net cash used by investing activities	(2,268)	(3,753)

Cash flows from financing activities
Change in DDA, NOW, money market and
savings accounts	(6,848)	981
Change in time deposit accounts	8,601	3,514
Proceeds from borrowed funds	11,000	750
Repayments of borrowed funds	(10,818)	(3,302)
Change in mortgagors' escrow accounts	(78)	(71)
Net cash provided by financing activities	1,857	1,872

Net change in cash and cash equivalents	(955)	(1,790)
Cash and cash equivalents at beginning of period	12,667	10,033

Cash and cash equivalents at end of period	$11,712	$8,243

Supplemental Disclosures
Cash paid during the period for:
Interest	$994	$483
Income taxes	$345	$134

See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

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

Note 2.   Basis of presentation
The interim consolidated financial statements of the Company include those of the Company and its wholly owned subsidiary, Valley Bank. The Company does not consolidate its subsidiary, FVB Capital Trust I, as described in Note 8. The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America and to general practices within the banking industry. Such policies have been followed on a consistent basis.

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

The data presented for the three months ended March 31, 2006 and 2005 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the results for such interim periods.

Interim results at and for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

Note 3.   Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).

The Company’s one source of other comprehensive income is the net unrealized gain (loss) on securities.

	Three Months Ended
(in thousands)	March 31,
	2006	2005
Net Income	$221	$171

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale	(65)	(332)
Reclassification adjustment for loss recognized in net income	86	-
Other comprehensive income (loss) before tax expense	21	(332)
Income tax expense (benefit) related to items of other comprehensive income (loss)	8	(130)
Other comprehensive income net of tax	13	(202)
Total comprehensive income (loss)	$234	$(31)

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

The contractual amounts of outstanding commitments at March 31, 2006 and December 31, 2005 were as follows:

(in thousands)
	March 31, 2006	December 31, 2005
Commitments to extend credit:
Loan commitments	$9,481	$11,684
Unadvanced lines of credit	22,746	21,931
Standby letters of credit	1,060	1,089
Outstanding commitments	$33,287	$34,704

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

Note 6. Stock Based Compensation
The Company has a long-term incentive plan authorizing various types of market and performance based incentive awards that may be granted to directors, officers and employees. Information regarding stock options as of March 31, 2006 is summarized below:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	124,050	$8.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2006	124,050	$8.21

Options exercisable at March 31, 2006	124,050	$8.21

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). This Statement eliminated the alternative intrinsic value method of accounting, as permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for recognizing the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123R requires all entities to follow the same accounting standard and account for such transactions using the fair-value-based method. SFAS 123R is effective for small business filers as of the first interim or annual period that begins after December 31, 2005.

On January 1, 2006, the Company adopted the provision of SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense is recognized currently for all outstanding options not yet vested. All of the Company’s outstanding options were fully vested as of the effective date and therefore no compensation expense has been recognized. Previously, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its long-term incentive plan.

The following table illustrates the effect on net income and earnings per share as if the fair value based method described in SFAS No. 123R, “Accounting for Stock-Based Compensation” had been applied to the Bank’s long-term incentive plan prior to January 1, 2006.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006
3 Months
Ended
(in thousands except share data)	3/31/05

Net income, as reported	$171
Stock-based employee compensation
included in net income	-
Total stock-based employee compensation
expense determined under the fair value
based method for all awards	-
Pro forma net income	$171

Earnings per share:
Basic, as reported	$0.14
Diluted, as reported	$0.14
Basic, pro forma	$0.14
Diluted, pro forma	$0.14

Note 7. Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability measured at fair value. Additionally, SFAS 156 specifies that an entity must elect whether to measure servicing assets and liabilities in subsequent periods at fair value or amortize the asset or liability in proportion to and over the life of the servicing asset or liability. The statement is effective at the beginning of an entity’s fiscal year beginning after September 15, 2006. At this time, the Company does not expect that this statement will have a material effect on its financial statements.

Note 8. Long Term Debt
In July 2005, the Company formed FVB Capital Trust I (the “Trust”). The Trust has no independent assets or operations and was created for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.

Trust preferred securities issued by the statutory trust are considered regulatory capital for purposes of determining the Company’s Tier I capital ratio and the Bank’s Tier I capital ratio to the extent that the trust preferred proceeds have been invested in the Bank’s capital.

The subordinated debentures, which bear an interest rate fixed at 6.42% for the first five years and a floating interest rate set at three-month LIBOR plus 190 basis points thereafter, mature on August 23, 2035 and can be redeemed at the Company’s option in an amount equal to 100% of the principal amount of the debt securities beginning in 2010 and thereafter. The trust securities have identical terms except the duration of the trust is 35 years.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

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

The services provided by the Bank to consumers include checking, savings and time deposit accounts, as well as mortgage loans, consumer loans and investment services.

In April 2006, the Bank formed Riverside Investment Services to provide full-time access to advisory and investment services to consumers and businesses on retirement planning, individual investment portfolios, and strategic asset management. Riverside Investment Services offers mutual funds, life insurance options, tax planning, estate planning and investment portfolio analysis.

As part of the process of forming Riverside Investment Services, the Bank entered into a broker/dealer relationship with LPL (Linsco/Private Ledger) in Boston.

The Bank has plans to open two additional full service branches over the next twelve months. In April 2004, the Bank closed on the purchase of land and a building located at 888 Farmington Avenue, Bristol, Connecticut, 06010. The building, which prior to the purchase had served as a branch office of North American Bank and Trust, is currently being leased by the Bank to Bristol Travel, Inc. The Bank intends to file an application with the Department of Banking to operate the site as a full service branch office in the fourth quarter of 2006 or the first quarter of 2007. It is anticipated that the new branch will be staffed with 5 full-time equivalent employees (“FTE’s”).

In January 2005, the Bank opened a loan production office in Southington. In January 2006, the Bank filed an application with the Connecticut Department of Banking for a full service branch office in Southington. In February 2006, the Bank received approval from the Connecticut Department of Banking to open the full service branch in Southington. The new full service branch, which will replace the existing loan production office, is expected to open in the third quarter of 2006. It is anticipated that the new branch will be staffed with 5 FTE’s.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

In July 2005, the Company announced that Mark A. Gibson, President of Quality Coils, Inc. and Dynalock Corporation, had been elected a director of the Company.  Mr. Gibson has also been elected a director of the Bank.

In July 2005, the Company  raised approximately $4.1 million through a trust-preferred offering that closed on July 28, 2005. These funds will support additional growth by the Bank. See Note 8 for additional information.

The Company lists its stock on the Over The Counter Bulletin Board at www.otcbb.com under the symbol “FVLY”.

The following discussion and analysis presents a review of the operating results and financial condition of the Company, for the three -month periods ended March 31, 2006 and 2005. The discussion below should be read in conjunction with the financial statements and other financial data presented elsewhere herein.

FINANCIAL CONDITION
General
Total assets increased by $1.1 million, or 0.7%, during the first quarter of 2006. Total loans grew by $6.9 million, or 6.3%, while total investment securities declined by $4.9 million, or 14.4%. Total deposits increased by $1.8 million, or 1.4%, in the first quarter of 2006 and total borrowed funds balances remained relatively unchanged.

Investment Securities
The carrying value and estimated market values of investment securities are as follows:

(in thousands)

March 31, 2006
Available-for-sale securities:	Amortized	Gross Unrealized		Estimated
Debt securities:	Cost	Gain	Loss	Market Value
U.S agency obligations:
Due in less than one year	$2,506	$-	$(38)	$2,468
Due from one through five years	6,499	-	(153)	6,346
	9,005	-	(191)	8,814
Corporate bonds:
Due in less than one year	255	-	(5)	250
Due from one through five years	1,832	-	(77)	1,755
	2,087	-	(82)	2,005

Municipal bonds:
Due from five through ten years	682	-	(6)	676
Due after ten years	1,882	-	(17)	1,865
	2,564	-	(23)	2,541

Mortgage-backed securities	16,048	-	(400)	15,648
Total debt securities	29,704	-	(696)	29,008

Equity securities:	-	-	-	-
Total available-for-sale securities	$29,704	$-	$(696)	$29,008

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

December 31, 2005
Available-for-sale securities:	Amortized	Gross Unrealized		Estimated
Debt securities:	Cost	Gain	Loss	Market Value
U.S agency obligations:
Due in less than one year	$1,509	$-	$(23)	$1,486
Due from one through five years	7,499	-	(168)	7,331
	9,008	-	(191)	8,817
Corporate bonds:
Due from one through five years	2,095	-	(75)	2,020

Municipal bonds:
Due after ten years	2,564	-	(15)	2,549

Mortgage-backed securities	20,456	1	(436)	20,021
Total debt securities	34,123	1	(717)	33,407

Equity securities:
Variable rate preferred securities:	500	-	-	500
Total available-for-sale securities	$34,623	$1	$(717)	$33,907

The Company had $86,000 of realized losses and no realized gains on investment securities during the three months ended March 31, 2006 and no realized gains or losses on investment securities during the three months ended March 31, 2005.

Loans
The Company’s loan portfolio increased by $6.9 million, or 6.3%, during the first three months of 2006. The majority of growth was in commercial and consumer real estate loans. At March 31, 2006 and December 31, 2005, the composition of the Company’s loan portfolio was as follows (dollars in thousands):
	AT	AT
	3/31/2006	12/31/2005
Commercial mortgages	$58,442	$54,653
Commercial loans	23,570	22,726
Residential mortgages	23,730	22,848
Consumer and home equity loans	12,784	11,317
	118,526	111,544
Less:
Deferred loan origination fees	259	225
Allowance for loan losses	1,625	1,546
Loans receivable, net	$116,642	$109,773
Weighted average yield	6.84%	6.66%

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

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

The following summarizes the changes in allowance for loan losses for the three months ended March 31, 2006 (dollars in thousands):

Balance, beginning of period	$1,546
Provision for loan losses	75
Chargeoffs	-
Recoveries	4
Balance, end of period	$1,625

At March 31, 2006, the Company had $257,000 of loans on nonaccrual status. The loans are considered impaired. At December 31, 2005, the Company had $337,000 loans on nonaccrual status and considered impaired.

Deposits
Deposits grew by $1.8 million, or 1.4%, in the first quarter of 2006. Time deposit balances increased while balances in other deposit categories including checking and NOW accounts, money market savings and regular savings, declined. The shift in composition reflects a general transfer of savings deposits by consumers into time deposits to take advantage of higher interest rates.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

At March 31, 2006 and December 31, 2005, the Company’s deposit balances were as follows (dollars in thousands):

	AT 3/31/2006		AT 12/31/2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Non-interest checking	$15,994	0.00%	$17,166	0.00%
Regular savings	20,740	0.78%	22,575	0.77%
Money market savings	21,492	2.42%	23,154	2.23%
NOW accounts	2,528	0.32%	4,707	0.47%
	60,754	1.13%	67,602	1.05%

Time deposits	70,199	3.71%	61,598	3.52%
Total Deposits	$130,953	2.51%	$129,200	2.23%

Borrowed Funds
At March 31, 2006 and December 31, 2005, the Company had $19.3 million and $19.1 million, respectively, in borrowed funds. The weighted average rates on borrowed funds at March 31, 2006 and December 31, 2005 were 4.88% and 4.79%, respectively.

Liquidity and Capital Resources
At March 31, 2006, approximately 25% of the Company’s assets were held in cash, cash equivalents and securities and 72% of the Company’s assets were held in loans. The Company’s ratio of loans to deposits, which is used as a general guideline in managing the Company’s asset/liability mix, was 90% at March 31, 2006.

The Company has other liquidity related policy targets and thresholds which are reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). The Company reviews and sets deposit rates weekly based upon its need for funds, competition in the market area, and the availability and pricing of other funding sources.

The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”), which provides an alternative funding source for the Bank’s liquidity needs. The Bank currently has approximately $23 million of additional borrowing capacity at the FHLB.

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

The Company is subject to capital adequacy rules and guidelines issued by the Federal Reserve Bank, and the Bank is subject to capital adequacy rules and guidelines issued by the FDIC. The substantially parallel rules and guidelines require the Company to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets.

The Bank’s regulatory capital ratios at March 31, 2006 were a total risk-based capital ratio of 12.6% and a Tier 1 capital ratio of 8.6%. Those capital ratios at December 31, 2005 were 12.9% and 8.8%, respectively. The Company’s regulatory capital ratios at March 31, 2006 and December 31, 2005 were similar to the Bank’s ratios. Both the Company’s and the Bank’s capital ratios at March 31, 2006 were considered well capitalized for regulatory purposes.

RESULTS OF OPERATIONS
Comparison of the three -month periods ended March 31, 2006 and 2005
Net Income
Net income for the three-month period ended March 31, 2006 was $221,000, or $0.19 basic income per share and $0.18 diluted income per share, compared to net income of $171,000, or

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

$0.14 basic and diluted income per share, for the three-month period ended March 31, 2005. The 29% increase in net income in the first quarter of 2006 is due to strong growth in net interest income which more than offset an $86,000 realized loss on the sale of investment securities and an increase in non-interest expenses.

Net Interest Income
Net interest income for the three months ended March 31, 2006 was $1,388,000 compared to $1,143,000 for the same period in 2005. The increase is due to growth in interest-earning assets which more than offset a decline in the Company’s average interest rate spread and net interest margin. The net interest margin for the three-month periods ended March 31, 2006 and 2005 was 3.65% and 3.75%, respectively.

Interest Income
Total interest income for the three-month periods ended March 31, 2006 and 2005 was $2,380,000 and $1,685,000, respectively. The average rate on interest-earning assets increased by 72 basis points in the current quarter reflecting generally higher short term interest rates and strong growth in the loan portfolio. In addition to the increase in the average rate, the average balance of interest earning assets increased by $30.8 million.

Interest Expense
Total interest expense for the three-month periods ended March 31, 2006 and 2005 was $992,000 and $542,000, respectively. The average rate on deposits and borrowings was 3.05% in the first quarter of 2006 compared to 2.06% in the same quarter of 2005, an increase of 99 basis points. The increase in the average rate reflects the general increase in short-term interest rates over the past twelve months, a shift of savings deposits into time deposits, and growth in borrowed money including the added cost of the junior subordinated debt. The higher interest expense in the current quarter reflects the higher average rate as well as strong growth in average interest-bearing liabilities which increased by $25.2 million.

The tables below shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by the Company (dollars in thousands):
	For Three Months Ended
	March 31, 2006			March 31, 2005
Interest-Earning Assets:	Average	Income/	Average	Average	Income/	Average
Federal funds sold and money	Balance	Expense	Rate	Balance	Expense	Rate
market accounts	$6,527	$70	4.51%	$3,259	$19	2.35%
Investment securities	31,757	314	4.01%	39,174	360	3.73%
Loans	116,339	1,996	6.96%	81,116	1,306	6.53%
Total interest-earnings assets	154,352	2,380	6.25%	123,549	1,685	5.53%
Non-interest-earning assets	5,421			6,627
Total assets	$159,773			$130,176

Interest-Bearing Liabilities:
NOW accounts	3,033	4	0.53%	3,043	5	0.64%
Savings and money market accounts	42,558	159	1.52%	44,765	129	1.17%
Time deposits	66,655	590	3.59%	48,655	333	2.77%
Borrowed money	19,773	239	4.90%	10,284	75	2.97%
Total interest-bearing liabilities	132,019	992	3.05%	106,747	542	2.06%
Non-interest-bearing demand deposits	16,677			12,810
Other non-interest-bearing liabilities	1,215			1,391
Capital accounts	9,863			9,228
Total liabilities and capital accounts	$159,773			$130,176

Net interest income		1,388			1,143

Net interest margin		3.65%			3.75%
Interest rate spread		3.20%			3.47%

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

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
	For the 3 Months Ended
	March 31, 2006 versus 2005
Interest Income:	Increase (Decrease) Due to
Federal funds sold and money	Rate	Volume	Total
market accounts	$25	$25	$50
Investment securities	26	(71)	(45)
Loans	91	599	690
Total interest income	142	553	695

Interest Expense:
NOW accounts	(1)	-	(1)
Savings and money market accounts	37	(7)	30
Time deposits	114	143	257
Borrowed money	68	96	164
Total interest expense	218	232	450
Change in Net interest income	$(76)	$321	$245

Provision for Loan Losses
The Company’s provision for loan losses was $75,000 in the first quarter of 2006 compared to $77,000 in the same quarter in 2005. Management performs a quarterly review of the loan portfolio and based on this review sets the level of provision necessary to maintain an adequate loan loss allowance. At March 31, 2006, the allowance for loan losses totaled $1,625,000, or 1.37% of total gross loans outstanding, compared to $1,546,000, or 1.39% of total loans outstanding, at December 31, 2005.

At March 31, 2006 and December 31, 2005, the Bank had nonperforming loans totaling $257,000 and $337,000, respectively.

Noninterest Income
The Company had $86,000 of service charges and other fees for the three months ended March 31, 2006 compared to $89,000 for the same period in 2005. The first quarter of 2006 also includes an $86,000 net realized loss on investment securities, effectively offsetting the service charges and other fees.

Noninterest Expense
Total noninterest expenses in the first quarter of 2006 were $64,000 higher than the same quarter of the prior year. The increase in 2006 expenses is primarily due to higher salaries. The Bank had 34 full-time equivalent employees at both March 31, 2006 and March 31, 2005.

Income Taxes
Total income tax expense for the three-month periods ended March 31, 2006 and
2005 was $153,000 and $109,000, respectively. The effective income tax rates for the respective quarters were 40.9% and 38.9%. The lower effective rates in 2005 are due in part to a lower State income tax rate.

(c)   Off Balance Sheet Arrangements
There have been no significant changes in the Company's off-balance sheet arrangements which primarily consist of commitments to lend, during the quarter ended March 31, 2006.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

Item 3. Controls and Procedures
Based upon an evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST VALLEY BANCORP, INC.
(Registrant)

Date May 15, 2006	/s/Robert L. Messier, Jr
Robert L. Messier, Jr
President and Chief Executive Officer

Date May 15, 2006___	/s/Mark J. Blum
Mark J. Blum
Executive Vice President, Treasurer
and Chief Financial Officer