Form 10QSB
period 2006-06-30
First Valley Bancorp, Inc.
filed 2006-08-11
CIK 1318849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________
FORM 10-QSB

(Mark One)

⊠	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

⁬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from	______________ to ____________
Commission file number	000 - 51408

                       FIRST VALLEY BANCORP, INC.
(Exact name of registrant as specified in its charter)

CONNECTICUT	04-3806732
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes X__	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___	No X

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act ☐ YES ☒ NO

As of July 31, 2006, there were 1,194,582 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format Yes_____    No X

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005	3

	Consolidated Statements of Income for the three and six month periods ended June 30, 2006 and 2005	4

	Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis or
	Plan of Operation	10 - 20

Item 3.	Controls and Procedures	20

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20 - 21
Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22
CERTIFICATIONS		23 - 26

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

Part 1 FINANCIAL INFORMATION
Item 1 Financial Statements:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands except share data)
	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Cash and due from depository institutions	$5,410	$3,447
Federal funds sold and money market accounts	5,390	9,220
Investment securities	27,769	33,907
Loans receivable, net	124,898	109,773
Premises and equipment, net	1,479	1,435
FHLB Stock, at cost	933	855
Accrued income receivable	755	680
Deferred income taxes	966	904
Other assets	824	705
TOTAL ASSETS	$168,424	$160,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$18,068	$17,166
Interest bearing	121,916	112,034
Total deposits	139,984	129,200
Borrowed funds	16,227	19,117
Mortgagors' escrow accounts	172	176
Other liabilities	1,948	2,733
Total Liabilities	158,331	151,226

Commitments and contingencies	-	-

Stockholders' Equity:
Common stock, no par value; authorized 3,000,000 shares;
issued and outstanding 1,187,932 and 1,186,236 at
June 30, 2006 and December 31, 2005, respectively	893	892
Additional paid-in capital	8,220	8,194
Retained earnings	1,517	1,054
Accumulated other comprehensive loss	(537)	(440)
Total Stockholders' Equity	10,093	9,700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$168,424	$160,926

See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest income:	2006	2005	2006	2005
Interest on loans	$2,166	$1,412	$4,162	$2,718
Interest and dividends on investments	344	381	727	760
Total interest income	2,510	1,793	4,889	3,478

Interest expense:
Deposits and escrow	868	506	1,620	973
Borrowed funds	205	77	444	152
Total interest expense	1,073	583	2,064	1,125
Net interest income	1,437	1,210	2,825	2,353

Provision for loan losses	75	85	150	161

Net interest income after provision for loan losses	1,362	1,125	2,675	2,192

Noninterest income:
Service charges and other fees	106	102	192	191
Realized gains (losses) on investments	-	-	(86)	-
Total noninterest income	106	102	106	191

Noninterest expenses:
Salaries	497	404	950	809
Employee benefits and taxes	102	77	193	169
Occupancy and equipment	183	156	365	329
Professional fees	52	38	101	74
Marketing	34	32	59	52
Office supplies	20	20	35	37
Outside service fees	56	59	103	107
Other	113	88	190	172
Total noninterest expenses	1,057	874	1,996	1,749
Income before income tax expense	411	353	785	634
Income tax expense	170	141	322	251
NET INCOME	$241	$212	$463	$383

Basic income per share	$0.20	$0.18	$0.39	$0.32
Diluted income per share	$0.19	$0.17	$0.37	$0.31

Weighted-average shares outstanding - basic	1,187,719	1,183,690	1,187,646	1,183,632
Weighted-average shares outstanding - diluted	1,243,888	1,227,719	1,243,815	1,227,661

See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Six Months Ended June 30,
Cash flows from operating activities	2006	2005
Net income	$463	$383
Adjustments to reconcile net income to
cash provided by operating activities:
Realized (gains) losses on investments	86	-
Depreciation	112	119
Provision for loan losses	150	161
Amortization of debt issuance costs	3	-
Amortization (accretion) of premiums (discounts), net	56	88
Common stock issued as compensation	27	41
Net Change in:
Accrued income receivable	(75)	(3)
Deferred loan fees	84	19
Other assets	(196)	(477)
Other liabilities	(785)	131
Net cash provided (used) by operating activities	(75)	462

Cash flows from investing activities
Proceeds from maturities, calls and paydowns
of available-for-sale securities	3,214	10,891
Proceeds from sales of available-for-sale securities	3,122	-
Purchase of available-for-sale securities	(500)	(8,500)
Loan originations net of principal payments	(15,359)	(7,515)
Purchases of premises and equipment	(156)	(99)
Net cash used by investing activities	(9,679)	(5,223)

Cash flows from financing activities
Change in DDA, NOW, money market and
savings accounts	2,183	(989)
Change in time deposit accounts	8,601	7,235
Proceeds from borrowed funds	17,000	3,000
Repayments of borrowed funds	(19,893)	(4,104)
Change in mortgagors' escrow accounts	(4)	3
Net cash provided by financing activities	7,887	5,145

Net change in cash and cash equivalents	(1,867)	384
Cash and cash equivalents at beginning of period	12,667	10,033

Cash and cash equivalents at end of period	$10,800	$10,417

Supplemental Disclosures
Cash paid during the period for:
Interest	$2,108	$1,028
Income taxes	$495	$369

See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

Notes to Consolidated Financial Statements
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
The interim consolidated financial statements of the Company include those of the Company and its wholly owned subsidiary, Valley Bank. Inter-company transactions have been eliminated. The Company does not consolidate its subsidiary, FVB Capital Trust I, as described in Note 8. The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America and to general practices within the banking industry. Such policies have been followed on a consistent basis.

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

The data presented for the three and six months ended June 30, 2006 and 2005 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the results for such interim periods.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

Interim results at and for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006.

Note 3.	Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).

The Company’s one source of other comprehensive income is the net unrealized gain (loss) on securities.
	Six Months Ended
(in thousands)	June 30,
	2006	2005
Net Income	$463	$383

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale	(246)	(38)
Reclassification adjustment for loss recognized in net income	86	-
Other comprehensive income (loss) before tax expense	(160)	(38)
Income tax expense (benefit) related to items of other comprehensive income (loss)	62	15
Other comprehensive income net of tax	(98)	(23)
Total comprehensive income (loss)	$365	$360

Note 4.	Income per Share
The Company has computed and presented income per share in accordance with Statement of Financial Accounting Standards No. 128.

Note 5.	Commitment to Extend Credit
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition.

The contractual amounts of outstanding commitments at June 30, 2006 and December 31, 2005 were as follows:
(in thousands)
	June 30, 2006	December 31, 2005
Commitments to extend credit:
Loan commitments	$12,515	$11,684
Unadvanced lines of credit	23,834	21,931
Standby letters of credit	1,291	1,089
Outstanding commitments	$37,640	$34,704

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

Note 6.	Stock Based Compensation
The Company has a long-term incentive plan authorizing various types of market and performance based incentive awards that may be granted to directors, officers and employees. Information regarding stock options as of June 30, 2006 is summarized below:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	124,050	$8.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2006	124,050	$8.21

Options exercisable at June 30, 2006	124,050	$8.21

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

6 Months
Ended
(in thousands except share data)	6/30/05

Net income, as reported	$383
Stock-based employee compensation
included in net income	-
Total stock-based employee compensation
expense determined under the fair value
based method for all awards	-
Pro forma net income	$383

Earnings per share:
Basic, as reported	$0.32
Diluted, as reported	$0.31
Basic, pro forma	$0.32
Diluted, pro forma	$0.31

Note 7.	Recent Accounting Pronouncements
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
JUNE 30, 2006

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

In April 2006, the Bank (d/b/a Riverside Investment Services) began to provide advisory and investment services to consumers and businesses on retirement planning, individual investment portfolios, and strategic asset management. In January 2006, the Board of Directors approved these new services provided by the Bank (d/b/a Riverside Investment Services). In such capacity, the Bank (d/b/a Riverside Investment Services) offers mutual funds, life insurance options, tax planning, estate planning and investment portfolio

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

analysis. In connection with these services, the Bank entered into a broker/dealer relationship with LPL (Linsco/Private Ledger) in Boston. Riverside Investment Services is located on the second floor of the Bank’s main office on Four Riverside Avenue, Bristol, Connecticut.

Prior to April 2006, the Bank had offered its customers investment services on a part-time basis through a relationship with Tracy Driscoll, Inc., a local insurance agency, and Bannon, Ohanesian & Lecours, Inc., a full-service, independent broker/dealer headquartered in West Hartford, Connecticut.

The Bank has plans to open two additional full service branches. In April 2004, the Bank closed on the purchase of land and a building located at 888 Farmington Avenue, Bristol, Connecticut, 06010. The building, which prior to the purchase had served as a branch office of North American Bank and Trust, is currently being leased by the Bank to Bristol Travel, Inc. The Bank is currently in the process of filing an application with the Department of Banking to operate the site as a full service branch office in the fourth quarter of 2006 or the first quarter of 2007. It is anticipated that the new branch will be staffed with 5 full-time equivalent employees (“FTE’s”).

In January 2005, the Bank opened a loan production office in Southington. In January 2006, the Bank filed an application with the Department of Banking for a full service branch office in Southington. In February 2006, the Bank received approval from the Department of Banking to open the full service branch in Southington. The new full service branch, which will replace the existing loan production office, is expected to open in the last quarter of 2006. It is anticipated that the new branch will be staffed with 5 FTE’s.

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

The following discussion and analysis presents a review of the operating results and financial condition of the Company, for the three and six month periods ended June 30, 2006 and 2005. The discussion below should be read in conjunction with the financial statements and other financial data presented elsewhere herein.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

FINANCIAL CONDITION
General
Total assets increased by $6.3 million, or 3.9%, during the second quarter of 2006, and have grown by $7.5 or 4.7% on a year-to-date basis. Total loans grew by $8.3 million, or 7.1%, while total investment securities declined by $1.2 million, or 4.3%. Total deposits increased by $9.0 million, or 6.9%, in the second quarter of 2006 and total borrowed funds balances declined by $3.1 million, or 15.9%, for the quarter. On a year-to-date basis, loans have increased by $ 15.1 million, or 13.8%, while total investment securities have declined by $6.1 million, or 18.1%. Deposits have increased by $10.8 million, or 8.3%, year-to-date, while borrowed funds balances have declined by $2.9 million, or 19.3%.

Investment Securities
The carrying value and estimated market values of investment securities are as follows:
(in thousands)
June 30, 2006
Available-for-sale securities:	Amortized	Gross Unrealized		Estimated
Debt securities:	Cost	Gain	Loss	Market Value
U.S agency obligations:
Due in less than one year	$2,004	$-	$(28)	$1,976
Due from one through five years	6,499	-	(184)	6,315
	8,503	-	(212)	8,291
Corporate bonds:
Due in less than one year	516	-	(11)	505
Due from one through five years	1,563	-	(84)	1,479
	2,079	-	(95)	1,984

Municipal bonds:
Due from five through ten years	682	-	(19)	663
Due after ten years	1,881	-	(49)	1,832
	2,563	-	(68)	2,495

Mortgage-backed securities	15,002	-	(503)	14,499
Total debt securities	28,147	-	(878)	27,269

Equity securities:	500	-	-	500
Total available-for-sale securities	$28,647	$-	$(878)	$27,769

December 31, 2005
Available-for-sale securities:	Amortized	Gross Unrealized		Estimated
Debt securities:	Cost	Gain	Loss	Market Value
U.S agency obligations:
Due in less than one year	$1,509	$-	$(23)	$1,486
Due from one through five years	7,499	-	(168)	7,331
	9,008	-	(191)	8,817
Corporate bonds:
Due from one through five years	2,095	-	(75)	2,020

Municipal bonds:
Due after ten years	2,564	-	(15)	2,549

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

Mortgage-backed securities	20,456	1	(436)	20,021
Total debt securities	34,123	1	(717)	33,407

Equity securities:
Variable rate preferred securities:	500	-	-	500
Total available-for-sale securities	$34,623	$1	$(717)	$33,907

The Company had no realized gains or losses on investment securities during the three months ended June 30, 2006, and has had $86,000 of realized losses and no realized gains on a year-to-date basis in 2006. There were no realized gains or losses on investment securities during the first six months of 2005.

Loans
The Company’s loan portfolio has increased by $15.1 million, or 13.8%, during the first six months of 2006. The majority of growth was in commercial and consumer real estate loans. At June 30, 2006 and December 31, 2005, the composition of the Company’s loan portfolio was as follows (dollars in thousands):

	AT	AT
	6/30/2006	12/31/2005
Commercial mortgages	$62,407	$54,653
Commercial loans	26,234	22,726
Residential mortgages	24,507	22,848
Consumer and home equity loans	13,749	11,317
	126,897	111,544
Less:
Deferred loan origination fees	309	225
Allowance for loan losses	1,690	1,546
Loans receivable, net	$124,898	$109,773
Weighted average yield	7.06%	6.66%

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

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

The following summarizes the changes in allowance for loan losses for the six months ended June 30, 2006 (dollars in thousands):
Balance, beginning of period	$1,546
Provision for loan losses	150
Chargeoffs	(10)
Recoveries	4
Balance, end of period	$1,690

At June 30, 2006, the Bank had $257,000 of loans on nonaccrual status. The loans are considered impaired. At December 31, 2005, the Company had $337,000 loans on nonaccrual status and considered impaired.

Deposits
Deposits have grown by $10.8 million, or 8.3%, during the first half of 2006. Time deposit balances increased. Balances in other deposit categories including checking and NOW accounts, money market savings and regular savings, declined. The increase in time deposits includes $5 million of brokered deposits. The shift in composition reflects a general transfer of savings deposits by consumers into time deposits to take advantage of higher interest rates.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

At June 30, 2006 and December 31, 2005, the Company’s deposit balances were as follows (dollars in thousands):
	AT 6/30/2006		AT 12/31/2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Non-interest checking	$18,068	0.00%	$17,166	0.00%
Regular savings	20,496	0.78%	22,575	0.77%
Money market savings	17,962	2.67%	23,154	2.23%
NOW accounts	3,035	0.72%	4,707	0.47%
	59,561	1.11%	67,602	1.05%

Time deposits	80,423	4.08%	61,598	3.52%
Total Deposits	$139,984	2.81%	$129,200	2.23%

Borrowed Funds
At June 30, 2006 and December 31, 2005, the Company had $16.2 million and $19.1 million, respectively, in borrowed funds. The weighted average rates on borrowed funds at June 30, 2006 and December 31, 2005 were 4.95% and 4.79%, respectively.

Liquidity and Capital Resources
At June 30, 2006, approximately 23% of the Company’s assets were held in cash, cash equivalents and securities and 74% of the Company’s assets were held in loans. The Company’s ratio of loans to deposits, which is used as a general guideline in managing the Company’s asset/liability mix, was 89% at June 30, 2006.

The Company has other liquidity related policy targets and thresholds which are reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). The Company reviews and sets deposit rates weekly based upon its need for funds, competition in the market area, and the availability and pricing of other funding sources.

The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”), which provides an alternative funding source for the Bank’s liquidity needs. The Bank currently has approximately $21 million of additional borrowing capacity at the FHLB.

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

The Company is subject to capital adequacy rules and guidelines issued by the Federal Reserve Bank, and the Bank is subject to capital adequacy rules and guidelines issued by the FDIC. The substantially parallel rules and guidelines require the Company to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets.

The Bank’s regulatory capital ratios at June 30, 2006 were a total risk-based capital ratio of 12.2% and a Tier 1 capital ratio of 8.6%. Those capital ratios at December 31, 2005 were 12.9% and 8.8%, respectively. The Company’s regulatory capital ratios at June 30, 2006 and December 31, 2005 were similar to the Bank’s ratios. Both the Company’s and the Bank’s capital ratios at June 30, 2006 were considered well capitalized for regulatory purposes.

RESULTS OF OPERATIONS
Comparison of the three and six month periods ended June 30, 2006 and 2005
Net Income
Net income for the three-month period ended June 30, 2006 was $241,000, or $0.20 basic income per share and $0.19 diluted income per share, compared to net income of $212,000, or $0.18 basic income per share and $0.17 diluted income per share, for the three-month period ended June 30, 2005. For the six-month period ended June 30, 2006 net income was $463,000, or $0.39 basic income per share and $0.39 diluted income per share. That compares with net income of $383,000, or $0.32 basic income per share and $0.31 diluted income per share for the first six months of 2005. The increase in net income in both the second quarter of 2006 and year-to-date 2006 is due to strong growth in net interest income which more than offset an $86,000 realized loss on the sale of investment securities and an increase in non-interest expenses.

Net Interest Income
Net interest income for the three months ended June 30, 2006 was $1,437,000 compared to $1,210,000 for the same period in 2005. For the first six months of 2006, net interest income was $2,825,000 versus $2,353,000 for the same period in 2005. The increase for both the three and six month periods is due to growth in interest-earning assets which more than offset a decline in the Company’s average interest rate spread and net interest margin. The net interest margin for the three-month periods ended June 30, 2006 and 2005 was 3.72% and 3.79%, respectively. The net interest margin for the first six months of 2006 and 2005 was 3.68% and 3.76%, respectively.

Interest Income
Total interest income for the three-month periods ended June 30, 2006 and 2005 was $2,510,000 and $1,793,000, respectively. For the first half of 2006 and 2005, total interest income was $4,889,000 and $3,478,000, respectively. The average rate on interest-earning assets was higher by 89 basis points in the second quarter of 2006 versus the second quarter of 2005 while for the first half of 2006, the average rate on interest-earning assets was higher by 82 basis points compared to the first six months of the prior year. The increase in interest income for both the second quarter of 2006 and year-to-date 2006 reflects generally higher short term interest rates and strong growth in the loan

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

portfolio and consequently in interest earning assets. The average balance of total interest earning assets increased by $26.7 million and $28.5 million for the second quarter of 2006 and the first six months of 2006, respectively, compared with the same periods in 2005.

Interest Expense
Total interest expense for the three-month periods ended June 30, 2006 and 2005 was $1,073,000 and $583,000, respectively. For the first half of 2006 and 2005, total interest expense was $2,064,000 and $1,125,000, respectively. The average rate on deposits and borrowings was 3.05% in the first quarter of 2006 compared to 2.06% in the same quarter of 2005, an increase of 99 basis points. Year to date through June 30, 2006, the average rate on deposits and borrowings was higher by 103 basis points compared to the first half of the prior year. The increase in the average rate reflects the general increase in short-term interest rates, a shift of savings and money market deposits into time deposits, and growth in borrowed money including the added cost of the junior subordinated debt. The higher interest expense in both the current quarter and the first half of the current year reflects the higher average rate as well as strong growth in average interest-bearing liabilities which increased by $25.0 and $25.2 million, respectively, in the second quarter of 2006 and the first half of 2006 compared to the same periods in 2005.

The tables below shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by the Company (dollars in thousands):
	For Three Months Ended
	June 30, 2006			June 30, 2005
Interest-Earning Assets:	Average	Income/	Average	Average	Income/	Average
Federal funds sold and money	Balance	Expense	Rate	Balance	Expense	Rate
market accounts	$5,267	$58	4.42%	$4,605	$32	2.79%
Investment securities	28,902	286	3.97%	38,125	349	3.67%
Loans	120,710	2,166	7.20%	85,429	1,412	6.63%
Total interest-earnings assets	154,879	2,510	6.50%	128,159	1,793	5.61%

Non-interest-earning assets	6,885			5,704
Total assets	$161,764			$133,863

Interest-Bearing Liabilities:
NOW accounts	2,949	6	0.82%	3,120	6	0.77%
Savings and money market accounts	40,341	166	1.65%	42,850	123	1.15%
Time deposits	73,147	696	3.82%	51,716	377	2.92%
Borrowed money	16,473	205	4.99%	10,208	77	3.03%
Total interest-bearing liabilities	132,910	1,073	3.24%	107,894	583	2.17%
Non-interest-bearing demand deposits	17,840			15,131
Other non-interest-bearing liabilities	987			1,465
Capital accounts	10,027			9,373
Total liabilities and capital accounts	$161,764			$133,863

Net interest income	$1,437	$1,210

Net interest margin	3.72%	3.79%
Interest rate spread	3.26%	3.44%

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

	For Six Months Ended
	June 30, 2006			June 30, 2005
Interest-Earning Assets:	Average	Income/	Average	Average	Income/	Average
Federal funds sold and money	Balance	Expense	Rate	Balance	Expense	Rate
market accounts	$5,759	$125	4.38%	$3,936	$51	2.61%
Investment securities	30,321	602	4.00%	38,935	709	3.67%
Loans	118,537	4,162	7.08%	83,285	2,718	6.58%
Total interest-earnings assets	154,617	4,889	6.38%	126,156	3,478	5.56%

Non-interest-earning assets	6,157			5,874
Total assets	$160,774			$132,030

Interest-Bearing Liabilities:
NOW accounts	2,990	10	0.67%	3,081	11	0.72%
Savings and money market accounts	41,479	325	1.58%	43,802	252	1.16%
Time deposits	69,919	1,285	3.71%	50,194	710	2.85%
Borrowed money	18,114	444	4.94%	10,246	152	2.99%
Total interest-bearing liabilities	132,502	2,064	3.14%	107,323	1,125	2.11%
Non-interest-bearing demand deposits	17,262			13,977
Other non-interest-bearing liabilities	1,065			1,429
Capital accounts	9,945			9,301
Total liabilities and capital accounts	$160,774			$132,030
,
Net interest income		$2,825			$2,353

Net interest margin		3.68%			3.76%
Interest rate spread		3.24%			3.45%

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

	For the 3 Months Ended			For the 6 Months Ended
	June 30, 2006 versus 2005			June 30, 2006 versus 2005
Interest Income:	Increase (Decrease) Due to			Increase (Decrease) Due to
Federal funds sold and money	Rate	Volume	Total	Rate	Volume	Total
market accounts	$21	$5	$26	$44	$30	$74
Investment securities	27	(90)	(63)	61	(168)	(107)
Loans	130	624	754	220	1,224	1,444
Total interest income	178	539	717	325	1,086	1,411

Interest Expense:
NOW accounts	-	-	-	(1)	-	(1)
Savings and money market accounts	51	(8)	43	87	(14)	73
Time deposits	134	185	319	248	327	575
Borrowed money	66	62	128	134	158	292
Total interest expense	251	239	490	468	471	939
Change in Net interest income	$(73)	$300	$227	$(143)	$615	$472

Provision for Loan Losses
The Company’s provision for loan losses was $75,000 in the second quarter of 2006 compared with $85,000 for the second quarter of 2005. For the first half of 2006 the provision for loan losses was $150,000 compared to $161,000 for the same period in 2005. Management performs a quarterly review of the loan portfolio and based on this review sets the level of provision necessary to maintain an adequate loan loss allowance. At June 30, 2006, the allowance for loan losses totaled $1,690,000, or 1.33% of total gross loans outstanding, compared to $1,546,000, or 1.39% of total loans outstanding, at December 31, 2005.

At June 30, 2006 and December 31, 2005, the Bank had nonperforming loans totaling $257,000 and $337,000, respectively.

Noninterest Income
The Company had $106,000 of service charges and other fees for the three months ended June 30, 2006 compared to $102,000 for the same period in 2005. For the first six months of 2006 and 2005, service charges and other fees totaled $192,000 and $191,000, respectively. The first quarter of 2006 also includes an $86,000 net realized loss on investment securities.

Noninterest Expense
Total noninterest expenses in the second quarter of 2006 were $1,057,000 versus $874,000 in the second quarter of 2005, an increase of $183,000. Total noninterest expenses for the first six months of 2006 were $1,996,000 versus $1,749,000 for the first half of 2005, an increase of $247,000. The growth in expenses in 2006, the majority of which occurred in the second quarter, is primarily due to higher expenses for salaries and employee benefits, some of which are attributable to new staff for Riverside Investment Services and the Southington office. The Bank had 44 full-time equivalent employees at June 30, 2006 versus 38 full-time equivalent employees at December 31, 2005.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

Income Taxes
Total income tax expense for the three-month periods ended June 30, 2006 and 2005 was $170,000 and $141,000, respectively. The effective income tax rates for the respective quarters were 41.3% and 39.9%. For the first six months of 2006 and 2005, income tax expense was $322,000 and $251,000, with an effective income tax rate of 41.0% and 39.6%, respectively. The lower effective rates in 2005 are due in part to a lower State income tax rate.

(c)     Off Balance Sheet Arrangements
There have been no significant changes in the Company's off-balance sheet arrangements, which primarily consist of commitments to lend, during the quarter ended June 30 ,2006.

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

Part II. -	OTHER INFORMATION

Item 1.	Legal Proceedings - Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

Item 3.	Defaults Upon Senior Securities - Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the Company’s shareholders (the "Annual Meeting") was held on May 22, 2006.

(b)	Not applicable pursuant to Instruction 3 to Item 4 of Part II of Form 10-QSB.

(c)	The following is a brief description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld as well as the number of abstentions to each such matter:

(i) The election of four directors serve three-year terms expiring in 2009 or until their successors are elected (Proposal 1);

	For	Withheld Authority to
		Vote For

Bonnie Crane	916,987	33,484
David J. Preleski	926,933	23,538
James J. Pryor	950,471	0
Mark A. Gibson	940,846	9,625

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

(ii)	The ratification of the appointment of Whittlesey & Hadley, P.C. as independent registered public accounting firm for the year ending December 31, 2006 (Proposal 2).

For	Against	Abstentions
917,122	32,672	677

(d)	Not applicable

Item 5.	Other Information - Not applicable

Item 6.	Exhibits -
(a) Exhibits

3.1	Certificate of Incorporation of First Valley Bancorp, Inc., incorporated herein by reference to Registrant's July 2005 Form 8-A
3.2	Bylaws of First Valley Bancorp, Inc., incorporated herein by reference to Registrant's July 2005 Form 8-A
4.1	Form of Common Stock Certificate of First Valley Bancorp, Inc., incorporated herein by reference to Registrant's July 2005 Form 8-A
10.1
Lease between Valley Bank and The Carpenter Realty Co., Inc. and the S. Carpenter Construction Co. & Bristol Holding, LLC dated October 4, 1999, incorporated herein by reference to Registrant's July 2005 Form 8-A

10.2	Lease between 888 Farmington Avenue, LLC and Bristol Travel, Inc. dba Global Travel Service dated April 6, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.3	Lease between Valley Bank and Forpicus, LLC dated October 12, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.4	Employment Agreement between Valley Bank and Robert L. Messier, Jr. dated July 1, 2004, as amended November 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.5	Valley Bank Amended and Restated 1999 Stock Option and Stock Compensation Plan, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.6	Change of Control Agreement between Valley Bank and Mark J. Blum dated October 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.7	Change of Control Agreement between Valley Bank and Anthony M. Mattioli dated October 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.8	Change of Control Agreement between Valley Bank and Robert L. Messier, Jr. dated October 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.9	Lease between Forpicus, LLC and Valley Bank dated February 14, 2006.
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
JUNE 30, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST VALLEY BANCORP, INC.
(Registrant)

Date August 9, 2006	/s/ Robert L. Messier, Jr.
Robert L. Messier, Jr.
President and Chief Executive
Officer

Date August 9, 2006	/s/ Mark J. Blum
Mark J. Blum
Executive Vice President, Treasurer
and Chief Financial Officer