Form 10QSB
period 2006-09-30
First Valley Bancorp, Inc.
filed 2006-11-13
CIK 1318849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

⁬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 000 - 51408

FIRST VALLEY BANCORP, INC.

(Exact name of registrant as specified in its charter)

CONNECTICUT	04-3806732

(State or other jurisdicition of incorporation or organization)	(IRS Employer Identification No.)

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __	No X

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act ☐ YES
☒ NO

As of October 31, 2006, there were 1,194,550 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format Yes ____ No X

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Statements of Financial Condition as of September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 and 2005	4

	Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6 - 9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10 - 20

Item 3.	Controls and Procedures	20

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information

Item 6.	Exhibits	20

SIGNATURES		21
CERTIFICATIONS		22 - 27

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

Part 1 FINANCIAL INFORMATION
Item 1 Financial Statements:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands except share data)
	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Cash and due from depository institutions	$6,471	$3,447
Federal funds sold and money market accounts	16,666	9,220
Investment securities	27,225	33,907
Loans receivable, net	128,941	109,773
Premises and equipment, net	1,786	1,435
FHLBB Stock, at cost	931	855
Accrued income receivable	763	680
Deferred income taxes	838	904
Other assets	1,132	705
TOTAL ASSETS	$184,753	$160,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$18,567	$17,166
Interest bearing	142,705	112,034
Total deposits	161,272	129,200
Borrowed funds	11,527	19,117
Mortgagors' escrow accounts	81	176
Other liabilities	1,275	2,733
Total Liabilities	174,155	151,226

Commitments and contingencies

Stockholders' Equity:
Common stock, no par value; authorized 3,000,000 shares;
issued and outstanding 1,194,550 and 1,186,236 at
September 30, 2006 and December 31, 2005, respectively	899	892
Additional paid-in capital	8,273	8,194
Retained earnings	1,763	1,054
Accumulated other comprehensive loss	(337)	(440)
Total Stockholders' Equity	10,598	9,700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$184,753	$160,926

See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest income:	2006	2005	2006	2005
Interest on loans	$2,373	$1,510	$6,535	$4,228
Interest and dividends on investments	501	426	1,229	1,186
Total interest income	2,874	1,936	7,764	5,414

Interest expense:
Deposits and escrow	1,183	609	2,804	1,582
Borrowed funds	185	137	629	289
Total interest expense	1,368	746	3,433	1,871
Net interest income	1,506	1,190	4,331	3,543

Provision for loan losses	89	94	238	255

Net interest income after provision for loan losses	1,417	1,096	4,093	3,288

Noninterest income:
Service charges and other fees	138	99	330	290
Realized gains (losses) on investments	-	-	(86)	-
Total noninterest income	138	99	244	290

Noninterest expenses:
Salaries	591	452	1,542	1,262
Employee benefits and taxes	107	85	300	253
Occupancy and equipment	205	165	570	494
Professional fees	52	35	152	110
Marketing	31	19	90	71
Office supplies	20	16	55	54
Outside service fees	41	63	143	170
Organizational costs	-	98	-	98
Other	112	77	303	247
Total noninterest expenses	1,159	1,010	3,155	2,759
Income before income tax expense	396	185	1,182	819
Income tax expense	150	57	473	308
NET INCOME	$246	$128	$709	$511

Basic income per share	$0.21	$0.11	$0.60	$0.43
Diluted income per share	$0.20	$0.10	$0.57	$0.41

Weighted-average shares outstanding - basic	1,194,118	1,186,061	1,189,827	1,184,450
Weighted-average shares outstanding - diluted	1,247,578	1,240,092	1,243,287	1,238,481

See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine Months Ended September 30,
Cash flows from operating activities	2006	2005
Net income	$709	$511
Adjustments to reconcile net income to
cash provided by operating activities:
Realized (gains) losses on investments	86	-
Depreciation	170	178
Provision for loan losses	238	255
Amortization of debt issuance costs	4	1
Amortization (accretion) of premiums (discounts), net	76	132
Common stock issued as compensation	40	73
Net Change in:
Accrued income receivable	(83)	(1)
Deferred loan fees	98	38
Other assets	(502)	(359)
Other liabilities	(1,458)	988
Net cash provided (used) by operating activities	(622)	1,816

Cash flows from investing activities
Proceeds from maturities, calls and paydowns
of available-for-sale securities	8,466	17,746
Proceeds from sales of available-for-sale securities	3,122	-
Purchase of available-for-sale securities	(4,900)	(17,072)
Loan originations net of principal payments	(19,504)	(15,988)
Purchases of premises and equipment	(521)	(118)
Net cash used by investing activities	(13,337)	(15,432)

Cash flows from financing activities
Change in DDA, NOW, money market and
savings accounts	23,471	3,661
Change in time deposit accounts	8,601	10,858
Proceeds from borrowed funds	19,000	10,439
Repayments of borrowed funds	(26,594)	(9,000)
Change in mortgagors' escrow accounts	(95)	(67)
Proceeds from issuance of common stock	46	-
Net cash provided by financing activities	24,429	15,891

Net change in cash and cash equivalents	10,470	2,275
Cash and cash equivalents at beginning of period	12,667	10,033

Cash and cash equivalents at end of period	$23,137	$12,308

Supplemental Disclosures
Cash paid during the period for:
Interest	$3,495	$1,751
Income taxes	$655	$514
See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

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

The data presented for the three and nine months ended September 30, 2006 and 2005 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the results for such interim periods.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

Interim results at and for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006.

Note 3. Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).

The Company’s one source of other comprehensive income is the net unrealized gain (loss) on securities.
	Nine Months Ended
(in thousands)	September 30,
	2006	2005
Net Income	$709	$511

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale	82	(178)
Reclassification adjustment for loss recognized in net income	86	-
Other comprehensive income (loss) before tax expense	168	(178)
Income tax expense (benefit) related to items of other comprehensive income (loss)	65	(70)
Other comprehensive income (loss) net of tax	103	(108)
Total comprehensive income	$812	$403

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

The contractual amounts of outstanding commitments at September 30, 2006 and December 31, 2005 were as follows:
(in thousands)
	September 30, 2006	December 31, 2005
Commitments to extend credit:
Loan commitments	$3,926	$11,684
Unadvanced lines of credit	22,203	21,931
Standby letters of credit	2,139	1,089
Outstanding commitments	$28,268	$34,704

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

Note 6. Stock Based Compensation
The Company has a long-term incentive plan authorizing various types of market and performance based incentive awards that may be granted to directors, officers and employees. Information regarding stock options as of September 30, 2006 is summarized below:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	124,050	$8.21
Granted	-	-
Exercised	5,808	8.00
Forfeited	-	-
Outstanding at September 30, 2006	118,242	$8.22

Options exercisable at September 30, 2006	118,242	$8.22

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

9 Months
Ended
(in thousands except share data)	9/30/05

Net income, as reported	$511
Stock-based employee compensation
included in net income	-
Total stock-based employee compensation
expense determined under the fair value
based method for all awards	-
Pro forma net income	$511

Earnings per share:
Basic, as reported	$0.43
Diluted, as reported	$0.41
Basic, pro forma	$0.43
Diluted, pro forma	$0.41

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
SEPTEMBER 30, 2006

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

In January 2006, the Bank (d/b/a Riverside Investment Services) began to provide full-time access to advisory and investment services to consumers and businesses on retirement planning, individual investment portfolios, and strategic asset management. Riverside Investment Services offers mutual funds, life insurance options, tax planning, estate planning and investment portfolio analysis.  In January 2006, the Bank's Board of Directors approved these new services provided by the Bank (d/b/a Riverside Investment Services).

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

The Bank entered into a broker/dealer relationship with LPL (Linsco/Private Ledger) in Boston. In April 2006, the Bank appointed Thomas O. Barnes, Jr. as Manager of Riverside Investment Services. Melissa Ballash of Bristol was hired as administrative assistant. Riverside Investment Services is located on the second floor of the Bank’s main office on Four Riverside Avenue, Bristol, Connecticut.

Prior April 2006, the Bank had offered its customers investment services on a part-time basis through a relationship with Tracy Driscoll, Inc., a local insurance agency, and Bannon, Ohanesian & Lecours, Inc., a full-service, independent broker/dealer headquartered in West Hartford, Connecticut.

The Bank has plans to open two additional full service branches over the next six months. In April 2004, the Bank closed on the purchase of land and a building located at 888 Farmington Avenue, Bristol, Connecticut, 06010. The building, which prior to the purchase had served as a branch office of North American Bank and Trust, is currently being leased by the Bank to Bristol Travel, Inc. The Bank is currently in the process of filing an application with the Department of Banking to operate the site as a full service branch office in the fourth quarter of 2006 or the first quarter of 2007. It is anticipated that the new branch will be staffed with 5 full-time equivalent employees (“FTE’s”).

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

The following discussion and analysis presents a review of the operating results and financial condition of the Company, for the three and six month periods ended September 30, 2006 and 2005. The discussion below should be read in conjunction with the financial statements and other financial data presented elsewhere herein.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

FINANCIAL CONDITION
General
Total assets increased by $16.3 million, or 9.7%, during the third quarter of 2006, and have grown by $23.8 million, or 14.8% on a year-to-date basis. Total loans grew by $4.0 million, or 3.2%, for the quarter, while total investment securities declined by $0.5 million, or 2.0%. Total deposits increased by $21.3 million, or 15.2%, in the third quarter of 2006 and total borrowed funds balances declined by $4.7 million, or 29.0%, for the quarter. On a year-to-date basis, loans have increased by $ 19.2 million, or 17.5%, while total investment securities have declined by $6.7 million, or 19.7%. Deposits have increased by $32.1 million, or 24.8%, year-to-date, while borrowed funds balances have declined by $7.6 million, or 39.7%.

Investment Securities
The carrying value and estimated market values of investment securities are as follows:
(in thousands)
September 30, 2006
Available-for-sale securities:	Amortized	Gross Unrealized		Estimated
Debt securities:	Cost	Gains	Losses	Market Value
U.S. agency obligations:
Due in less than one year	$4,002	$-	$(47)	$3,955
Due from one through five years	3,999	-	(86)	3,913
	8,001	-	(133)	7,868
Corporate bonds:
Due in less than one year	511	-	(6)	505
Due from one through five years	1,558	-	(53)	1,505
	2,069	-	(59)	2,010

Municipal bonds:
Due from five through ten years	1,179	-	(5)	1,174
Due after ten years	1,383	1	-	1,384
	2,562	1	(5)	2,558

Mortgage-backed securities	13,742	-	(353)	13,389
Total debt securities	26,374	1	(550)	25,825

Equity securities:
Variable rate preferred securities:	1,400	-	-	1,400
Total available-for-sale securities	$27,774	$1	$(550)	$27,225

December 31, 2005
Available-for-sale securities:	Amortized	Gross Unrealized		Estimated
Debt securities:	Cost	Gains	Losses	Market Value
U.S. agency obligations:
Due in less than one year	$1,509	$-	$(23)	$1,486
Due from one through five years	7,499	-	(168)	7,331
	9,008	-	(191)	8,817
Corporate bonds:
Due from one through five years	2,095	-	(75)	2,020

Municipal bonds:
Due after ten years	2,564	-	(15)	2,549

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

Mortgage-backed securities	20,456	1	(436)	20,021
Total debt securities	34,123	1	(717)	33,407

Equity securities:
Variable rate preferred securities:	500	-	-	500
Total available-for-sale securities	$34,623	$1	$(717)	$33,907

The Company had no realized gains or losses on investment securities during the three months ended September 30, 2006, and has had $86,000 of realized losses and no realized gains on a year-to-date basis in 2006. There were no realized gains or losses on investment securities during the first nine months of 2005.

Loans
The Company’s loan portfolio has increased by $19.2 million, or 17.5%, during the first nine months of 2006. The majority of growth was in commercial and consumer real estate loans. At September 30, 2006 and December 31, 2005, the composition of the Company’s loan portfolio was as follows (dollars in thousands):

	AT	AT
	September 30, 2006	December 31, 2005
Commercial mortgages	$67,919	$54,653
Commercial loans	27,193	22,726
Residential mortgages	23,133	22,848
Consumer and home equity loans	12,797	11,317
	131,042	111,544
Less:
Deferred loan origination fees	323	225
Allowance for loan losses	1,778	1,546
Loans receivable, net	$128,941	$109,773
Weighted average yield	7.16%	6.66%

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
SEPTEMBER 30, 2006

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

The following summarizes the changes in allowance for loan losses for the nine months ended September 30, 2006 (dollars in thousands):

Balance, beginning of period	$1,546
Provision for loan losses	238
Chargeoffs	(10)
Recoveries	4
Balance, end of period	$1,778

At September 30, 2006, the Bank had $257,000 of loans on nonaccrual status. The loans are considered impaired. At December 31, 2005, the Company had $337,000 loans on nonaccrual status and considered impaired.

Deposits
Deposits have grown by $32.1 million, or 24.8%, during the first nine months of 2006. The growth was almost entirely in time deposit balances, while balances in NOW accounts, money market savings and regular savings, declined. The shift in composition reflects a general transfer of savings deposits by consumers into time deposits to take advantage of higher interest rates.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

At September 30, 2006 and December 31, 2005, the Company’s deposit balances were as follows (dollars in thousands):
	AT September 30, 2006		AT December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Non-interest checking	$18,567	0.00%	$17,166	0.00%
Regular savings	19,776	0.99%	22,575	0.77%
Money market savings	19,745	2.92%	23,154	2.23%
NOW accounts	4,220	1.37%	4,707	0.47%
	62,308	1.33%	67,602	1.05%

Time deposits	98,964	4.54%	61,598	3.52%
Total Deposits	$161,272	3.30%	$129,200	2.23%

Borrowed Funds
At September 30, 2006 and December 31, 2005, the Company had $11.5 million and $19.1 million, respectively, in borrowed funds. The Company has used excess deposit flows during the year to repay maturing Federal Home Loan Bank of Boston ("FHLBB") Advances. The weighted average rates on borrowed funds at September 30, 2006 and December 31, 2005 were 5.17% and 4.79%, respectively.

Liquidity and Capital Resources
At September 30, 2006, approximately 27% of the Company’s assets were held in cash, cash equivalents and securities and 70% of the Company’s assets were held in loans. The Company’s ratio of loans to deposits, which is used as a general guideline in managing the Company’s asset/liability mix, was 80% at September 30, 2006.

The Company has other liquidity related policy targets and thresholds which are reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). The Company reviews and sets deposit rates weekly based upon its need for funds, competition in the market area, and the availability and pricing of other funding sources.

The Bank is also a member of the FHLBB, which provides an alternative funding source for the Bank’s liquidity needs. The Bank currently has approximately $27 million of additional borrowing capacity at the FHLBB.

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

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

The Bank’s regulatory capital ratios at September 30, 2006 were a total risk-based capital ratio of 11.6% and a Tier 1 capital ratio of 8.0%. Those capital ratios at December 31, 2005 were 12.9% and 8.8%, respectively. The Company’s regulatory capital ratios at September 30, 2006 and December 31, 2005 were similar to the Bank’s ratios. Both the Company’s and the Bank’s capital ratios at September 30, 2006 were considered well capitalized for regulatory purposes.

RESULTS OF OPERATIONS
Comparison of the three and nine month periods ended September 30, 2006 and 2005
Net Income
Net income for the three-month period ended September 30, 2006 was $246,000, or $0.21 basic income per share and $0.20 diluted income per share, compared to net income of $128,000, or $0.11 basic income per share and $0.10 diluted income per share, for the three-month period ended September 30, 2005. For the nine-month period ended September 30, 2006 net income was $709,000, or $0.60 basic income per share and $0.57 diluted income per share. That compares with net income of $511,000, or $0.43 basic income per share and $0.41 diluted income per share for the first nine months of 2005. The increase in net income in both the third quarter of 2006 and year-to-date 2006 is due primarily to strong growth in net interest income which more than offset higher non-interest expenses.

Net Interest Income
Net interest income for the three months ended September 30, 2006 was $1,506,000 compared to $1,190,000 for the same period in 2005. For the first nine months of 2006, net interest income was $4,331,000 versus $3,543,000 for the same period in 2005. The increase for the three-month period is due to growth in interest-earning assets and a small increase in the average net interest margin, which was 3.49% for the quarter ended September 30, 2006 compared to 3.45% for the same quarter in 2005. The increase in net interest income for the nine months ended September 30, 2006 is due to growth in interest-earning assets which more than offset a decline in the Company’s net interest margin from 3.67% to 3.62%.

Interest Income
Total interest income for the three-month periods ended September 30, 2006 and 2005 was $2,874,000 and $1,936,000, respectively. For the first nine months of 2006 and 2005, total interest income was $7,764,000 and $5,414,000, respectively. The average rate on interest-earning assets was higher by 105 basis points in the third quarter of 2006 versus the third quarter of 2005 while for the first nine months of 2006, the average rate on interest-earning assets was higher by 87 basis points compared to the first nine months of the prior year. The increase in interest income for both the third quarter of 2006 and year-to-date 2006 reflects generally higher short term interest rates and strong growth in the loan portfolio and consequently in interest earning assets. The average balance of total interest earning assets increased by $34.3 million and $31.1 million for the third quarter of 2006 and the first nine months of 2006, respectively, compared with the same periods in 2005.

Interest Expense
Total interest expense for the three-month periods ended September 30, 2006 and 2005 was $1,368,000 and $746,000, respectively. For the first nine months of 2006 and 2005, total interest expense was $3,433,000 and $1,871,000, respectively. The average rate on deposits and borrowings was 3.65% in the third quarter of 2006 compared to 2.53% in the same quarter of 2005, an increase of 112 basis points. Year to date through September 30, 2006, the average rate on deposits and borrowings was higher by 105 basis points compared to the first nine months of the prior year. The increase in the average rate reflects the general increase in short-term interest rates, a shift of savings and money market deposits into time deposits, and growth in borrowed money including the added cost of junior subordinated debt. The higher interest expense in both the current quarter and the first nine months of the current year reflects the higher average rate as well as strong growth in average interest-bearing liabilities which increased by $31.6 and $28.4 million, respectively, in the third quarter of 2006 and the first nine months of 2006 compared to the same periods in 2005.

The tables below shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by the Company (dollars in thousands):
	For Three Months Ended
	September 30, 2006			September 30, 2005
Interest-Earning Assets:	Average	Income/	Average	Average	Income/	Average
Federal funds sold and money	Balance	Expense	Rate	Balance	Expense	Rate
market accounts	$13,540	$171	5.02%	$8,438	$70	3.29%
Investment securities	29,672	330	4.41%	38,186	356	3.70%
Loans	127,899	2,373	7.36%	90,199	1,510	6.64%
Total interest-earnings assets	171,110	2,874	6.66%	136,823	1,936	5.61%

Non-interest-earning assets	7,901			6,543
Total assets	$179,011			$143,366

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

Interest-Bearing Liabilities:
NOW accounts	3,407	8	0.93%	2,963	4	0.54%
Savings and money market accounts	40,763	194	1.89%	43,735	154	1.40%
Time deposits	89,867	982	4.33%	56,359	451	3.17%
Borrowed money	14,434	185	5.08%	13,810	137	3.94%
Total interest-bearing liabilities	148,471	1,368	3.65%	116,867	746	2.53%
Non-interest-bearing demand deposits	19,091			15,132
Other non-interest-bearing liabilities	1, 091			1,815
Capital accounts	10,358			9,552
Total liabilities and capital accounts	$179,011			$143,366

Net interest income		$1,506			$1,190

Net interest margin		3.49%			3.45%
Interest rate spread		3.01%			3.08%

	For Nine Months Ended
	September 30, 2006			September 30, 2005
Interest-Earning Assets:	Average	Income/	Average	Average	Income/	Average
Federal funds sold and money	Balance	Expense	Rate	Balance	Expense	Rate
market accounts	$8,381	$296	4.72%	$5,453	$121	2.97%
Investment securities	30,103	933	4.14%	37,991	1,065	3.75%
Loans	121,691	6,535	7.18%	85,615	4,228	6.60%
Total interest-earnings assets	160,175	7,764	6.48%	129,059	5,414	5.61%

Non-interest-earning assets	6,745			6,791
Total assets	$166,920			$135,850

Interest-Bearing Liabilities:
NOW accounts	3,131	18	0.76%	3,042	15	0.66%
Savings and money market accounts	41,237	519	1.68%	43,716	407	1.24%
Time deposits	76,641	2,267	3.96%	52,271	1,160	2.97%
Borrowed money	16,874	629	4.98%	10,473	289	3.69%
Total interest-bearing liabilities	137,883	3,433	3.33%	109,502	1,871	2.28%
Non-interest-bearing demand deposits	17,879			14,366
Other non-interest-bearing liabilities	1,074			2,601
Capital accounts	10,084			9,381
Total liabilities and capital accounts	$166,920			$135,850

Net interest income		$4,331			$3,543

Net interest margin		3.62%			3.67%
Interest rate spread		3.15%			3.32%

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

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

	For the 3 Months Ended			For the 9 Months Ended
	September 30, 2006 versus 2005			September 30, 2006 versus 2005
Interest Income:	Increase (Decrease) Due to			Increase (Decrease) Due to
Federal funds sold and money	Rate	Volume	Total	Rate	Volume	Total
market accounts	$47	$54	$101	$92	$83	$175
Investment securities	61	(87)	(26)	55	(187)	(132)
Loans	178	685	863	396	1,911	2,307
Total interest income	286	652	938	543	1,807	2,350

Interest Expense:
NOW accounts	3	1	4	2	-	2
Savings and money market accounts	51	(11)	40	123	(11)	112
Time deposits	200	330	530	461	647	1,108
Borrowed money	42	6	48	124	216	340
Total interest expense	296	326	622	710	852	1,562
Change in Net interest income	$(10)	$326	$316	$(167)	$955	$788

Provision for Loan Losses
The Company’s provision for loan losses was $89,000 in the third quarter of 2006 compared with $94,000 for the third quarter of 2005. For the first nine months of 2006 the provision for loan losses was $238,000 compared to $255,000 for the same period in 2005. Management performs a quarterly review of the loan portfolio and based on this review sets the level of provision necessary to maintain an adequate loan loss allowance. At September 30, 2006, the allowance for loan losses totaled $1,778,000, or 1.36% of total gross loans outstanding, compared to $1,546,000, or 1.39% of total loans outstanding, at December 31, 2005.

At September 30, 2006 and December 31, 2005, the Bank had nonperforming loans totaling $257,000 and $337,000, respectively.

Noninterest Income
The Company had $138,000 of service charges and other fees for the three months ended September 30, 2006 compared to $99,000 for the same period in 2005. For the first nine months of 2006 and 2005, service charges and other fees totaled $330,000 and $290,000, respectively. The first quarter of 2006 also includes an $86,000 net realized loss on investment securities.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
SEPTEMBER 30, 2006

Noninterest Expense
Total noninterest expenses in the third quarter of 2006 were $1,159,000 versus $1,010,000 in the third quarter of 2005, an increase of $149,000. Expenses in the 2005 quarter include $98,000 of one-time organizational costs related to the formation of the holding company, First Valley Bancorp, Inc. Total noninterest expenses for the first nine months of 2006 were $3,155,000 versus $2,759,000 for the same period in 2005, an increase of $396,000. The growth in expenses in 2006 is primarily due to higher expenses for salaries and employee benefits, some of which are attributable to new staff for Riverside Investment Services and the Southington office. The Bank had 46 full-time equivalent employees at September 30, 2006 versus 38 full-time equivalent employees at December 31, 2005.

Income Taxes
Total income tax expense for the three-month periods ended September 30, 2006 and 2005 was $150,000 and $57,000, respectively. The effective income tax rates for the respective quarters were 37.9% and 30.8%. For the first nine months of 2006 and 2005, income tax expense was $473,000 and $308,000, with an effective income tax rate of 40.0% and 37.6%, respectively. The lower effective rates in 2005 are due in part to a lower State income tax rate.

(c) Off Balance Sheet Arrangements
There have been no significant changes in the Company's off balance sheet arrangements, which primairly consist of commitments to lend, during the quarter ended September 30, 2006.

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

10.2	Lease between 888 Farmington Avenue, LLC and Bristol Travel, Inc. dba Global Travel Service dated April 6, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.3	Lease between Valley Bank and Forpicus, LLC dated October 12, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.4	Employment Agreement between Valley Bank and Robert L. Messier, Jr. dated July 1, 2004, as amended November 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.5	Valley Bank Amended and Restated 1999 Stock Option and Stock Compensation Plan, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.6	Change of Control Agreement between Valley Bank and Mark J. Blum dated October 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.7	Change of Control Agreement between Valley Bank and Anthony M. Mattioli dated October 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.8	Change of Control Agreement between Valley Bank and Robert L. Messier, Jr. dated October 1, 2004, incorporated herein by reference to Registrant's July 2005 Form 8-A
10.9	Lease between Forpicus, LLC and Valley Bank dated February 14, 2006, incorporated herein by reference to Registrant's 10-QSB filed August 11, 2006.
10.10	Change in Control Agreement between Valley Bank and Arnaldo Marinelli dated July 31, 2006.
10.11	Change in Control Agreement between Valley Bank and Donald G. LoRusso dated July 31, 2006.
31.1	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST VALLEY BANCORP, INC.
(Registrant)

Date: November 10, 2006	/s/ Robert L. Messier, Jr.
Robert L. Messier, Jr.
President and Chief Executive
Officer

Date: November 10, 2006	Mark J. Blum
Mark J. Blum
Executive Vice President, Treasurer
and Chief Financial Officer