Form 10KSB
period 2006-12-31
First Valley Bancorp, Inc.
filed 2007-03-30
CIK 1318849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-KSB

(Mark one)
| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006

| |	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such  filing requirements for the past 90 days.  Yes X     No___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.    (   )

State issuers revenue for its most recent fiscal year:   $11,182,000

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 9, 2007 is $17.1 million based on a price of $20.75 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practiceable date.
Common stock, no par value	1,194,550
Class	Outstanding at March 9, 2007

DOCUMENTS INCORPORATED BY REFERENCE
N/A
Traditional Small Business Disclosure Format: Yes   X    No____

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006
TABLE OF CONTENTS

PART I

Item 1	Description of Business	1-6

Item 2	Description of Property	6

Item 3	Legal Proceedings	7

Item 4	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5	Market for Common Equity, and Related Stockholder Matters and Small Business Issuer
	Purchases of Securities	7-8

Item 6	Management’s Discussion and Analysis or Plan of Operations	8-20

Item 7	Financial Statements	21

Item 8	Changes In and Disagreements With Accountants on Accounting
	and Financial Disclosure	21

Item 8A	Controls and Procedures	21

Item 8B	Other Information	21

PART III

Item 9	Directors, Executive Officers, Promoters, Control Persons and
	Corporate Governance; Compliance with Section 16(a) of the Exchange Act	21

Item 10	Executive Compensation	22

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	22

Item 12	Certain Relationships and Related Transactions, and Director Independence	22

Item 13	Exhibits	22-23

Item 14	Principal Accountant Fees and Services	24

SIGNATURES		24-26

CERTIFICATIONS		33-38

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

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

On November 21, 2006, the Company entered into a definitive merger agreement in which the Company will merge with and into New England Bancshares Acquisition, Inc. in exchange for cash and common stock of New England Bancshares, Inc. (“NEB”). NEB is a Maryland corporation based in Enfield, Connecticut and is the holding company for Enfield Federal Savings and Loan Association in Enfield, Connecticut. At the effective time of the merger, the separate corporate existence of the Company shall cease, and Valley Bank, the Company’s subsidiary, will become a subsidiary of NEB. Per the definitive merger agreement, Valley Bank will continue as a separate subsidiary for a minimum of five years after the effective date, absent the occurrence of certain unexpected events.

The transaction is valued at approximately $25.6 million. The terms of the definitive merger agreement call for each outstanding share of the Company to be converted into the right to receive .8907 shares of NEB common stock and $9.00 in cash.

The transaction is subject to approval by the shareholders of the Company as well as the customary regulatory approvals.

The Bank conducts its business from four locations serving the greater Bristol community, its main office at Four Riverside Avenue, Bristol, Connecticut, 06010, and three additional full-service offices at 8 South Main Street in the Terryville section of Plymouth, Connecticut, 06786, at 98 Main Street in Southington, Connecticut, 06489, and at 888 Farmington Avenue, Bristol, Connecticut 06010.

The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, commercial real estate, residential real estate and consumer loans. In connection with both loans and deposits, the Bank does a substantial amount of business with individuals as well as customers in commercial and professional businesses. The Bank offers safe deposit boxes at all full-service locations, and other customary bank services to its customers. The Bank has drive-up facilities and automated teller machines which are connected to the NYCE, SUM and PLUS networks.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

In January 2006, the Board of Directors authorized the Bank to begin offering full-time access to advisory and investment services to consumers and businesses on retirement planning, individual investment portfolios, and strategic asset management. The new services to be provided by the Bank (d/b/a Riverside Investment Services) would include mutual funds, life insurance options, tax and estate planning, and investment portfolio analysis. In April 2006, the Bank hired Thomas O. Barnes, Jr. as the Manager of Riverside Investment Services and began to provide these services. Riverside Investment Services is located on the second floor of the Bank’s main office on Four Riverside Avenue, Bristol, Connecticut.

In April 2006, the Bank entered into a broker/dealer relationship with LPL (Linsco/Private Ledger) in Boston.

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

At December 31, 2006, the Bank had 52 full time equivalent employees.

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

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”) was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s state, without regard to whether the transaction is prohibited by laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of state to limit the percentage of total insured deposits in the state, which may be held or controlled by a bank or bank holding company to the extent that such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limits contained in the Riegle-Neal Act.

The Company is subject to capital adequacy rules and guidelines issued by the FRB, and the Bank is subject to capital adequacy rules and guidelines issued by the FDIC. The substantially parallel rules and guidelines require the Company to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under provisions of the Federal Deposit Insurance Corp Improvement Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner. The Company is also subject to applicable provisions of Connecticut law insofar as they do not conflict with, or are not otherwise preempted by, Federal banking law.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

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

The earnings and growth of the Company, the Bank and the banking industry are affected by the monetary and fiscal policies of the United States government and its agencies, particularly the FRB. The Open Market Committee of the FRB implements national monetary policy to curb inflation and combat recession. The FRB uses its power to adjust interest rates in United States Government securities, the Discount rate and the deposit reserve retention rates. The actions of the FRB influence growth of bank loans, investment and deposits. They can also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

In addition to other laws and regulations, the Bank is subject to the Community Reinvestment Act (the “CRA”), which requires the Federal bank regulatory agencies, when considering certain applications involving the Company or Bank, to consider the Bank’s record of helping to meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. For example, this may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value conventional mortgage loans with private mortgage insurance. To date, the market area from which the Bank draws much of its business is Bristol, Burlington, Farmington, Plainville, Plymouth, Southington and Wolcott. As the Bank expands further, the market areas served by the Bank will continue to evolve. The

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Company and the Bank have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by the Bank. The Bank's current CRA rating is satisfactory.

On October 26, 2001, the United and Strengthening America by Providing Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was enacted to further strengthen domestic security following the September 11, 2001 attacks. The USA Patriot Act amends various federal banking laws, particularly the Bank Secrecy Act (the “BSA”) with the intent to curtail money laundering and other activities that might be undertaken to finance terrorist actions. The USA Patriot Act also requires that financial institutions in the United States enhance already established anti-money laundering policies, procedures and audit functions and ensure that controls are reasonably designed to detect instances of money laundering through certain correspondent and private bank accounts. Verification of customer identification, maintenance of said verification records, and cross-checking names of new customers against government lists of known or suspected terrorists is also required. The Patriot Act was recently re-authorized and modified with the enactment of the USA Patriot Act Improvement and Reauthorization Act of 2005.

On July 20, 2002, the Sarbanes-Oxley Act of 2002 (the “SOX Act”) was enacted, the primary purpose of which is to protect investors through improved corporate governance and responsibilities of and disclosures by public companies. The SOX Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of the Audit/Compliance Committee members. In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact. The officers also certify their responsibility for establishing and maintaining a system of internal controls, which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting. Section 404 of the SOX Act entitled Management Assessment of Internal Controls, requires that each annual report include an internal control report which states that it is the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting. This section further requires that the external auditors attest to, and report on, the assessment made by management. On December 15, 2006, the SEC extended the Section 404 compliance dates for non-accelerated filers (those issuers with non-affiliated public float of less that $75 million) to (a) fiscal years ending on or after December 15, 2007 for management's assessment regarding internal control over financial reporting and (b) fiscal years ending on or after December 15, 2008 for the auditor attestation due to the burdens on smaller companies in designing and implementing compliance with this section.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

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

Item 2 - DESCRIPTION OF PROPERTY

The main office of the Company and the Bank at Four Riverside Avenue in Bristol is leased by the Bank. The Bank leases the premises under an operating lease with an original term that expires in November 2014.

In October 2002, the Bank opened a second full service office at a leased premise in the Terryville section of Plymouth. The Terryville office is leased under an operating lease that expires in September 2012.

In January 2005, the Bank opened a loan production office at a leased premise in Southington, Connecticut. The Southington office was leased under an operating lease that expired on December 31, 2005. In February 2006, the Bank signed an operating lease for a new, full-service office in Southington to replace the recently expired lease for the loan production office. The new lease expires in June 2028, but the Company has the option to terminate the lease in June 2018 at the end of twelve years.

In April 2006, the Bank entered into a sublease for an operations center on 45 North Main Street, Bristol, Connecticut. The sublease expires in September 2007. The Bank has entered into an operating lease for the same premises that will become effective and replace the sublease in September 2007. The lease expires in August 2017.

In April 2004, the Bank closed on the purchase of land and a building located at 888 Farmington Avenue, Bristol, Connecticut, 06010. The Bank leased the building to a local travel agency for several years through July 2006. In March 2007, the site opened as a full service office of the Bank.

All of the Bank’s full-service offices have available five teller windows and drive-up windows and are also equipped with ATM machines.

Management believes that these premises are adequate to accommodate the operations of the Bank for the foreseeable future although the Bank will continue to explore opportunities for additional branch offices.

Item 3 - LEGAL PROCEEDINGS

Neither the Company nor its subsidiary are a party to any material legal proceedings.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II
Item 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

Market Information
The Common Stock of the Company is not listed on an exchange nor is it quoted on the NASDAQ Stock Market. The market for the Common Stock is illiquid and the stock up to now has not traded frequently. In March 2004, the Bank filed an application, which was approved by Advest, Inc. Brokerage Services, for Advest to act as a market maker in the Bank’s stock and to list the stock on the Over The Counter Bulletin Board (the “OTCBB”). In 2005, The Advest Group, Inc., a subsidiary of AXA Financial, was purchased by Merrill Lynch.

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

Holders
There were approximately 513 shareholders of record of Company common stock as of December 31, 2006.

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

Securities Authorized for Issuance under Equity Compensation Plans
The following table presents information as of December 31, 2006 for Company's equity compensation plans.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future grant under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by shareholders	123,742	$8.43	132,065
Equity compensation plans not approved by
shareholders	-0-	-0-	-0-
Total	123,742	$8.43	132,065

Purchases of Equity Securities by Small Business Issuer and Affiliated Purchases

During the fourth quarter of 2006, there were no such purchases of Company common stock.

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

Overview
The Company, a Connecticut corporation, is a bank holding company for the Bank, a Connecticut state-chartered, commercial bank and Federal Deposit Insurance Corporation (“FDIC”) insured commercial bank headquartered in Bristol, Connecticut. The Company’s principal business consists of the business of the Bank. The Company and the Bank were formed in 2005 and 1999, respectively. The Bank, which has its main office in

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Bristol, opened a second full service office in the Terryville section of Plymouth in 2002. In the first quarter of 2007, the Bank opened its third and fourth full service offices in Southington, Connecticut and at 888 Farmington Avenue in Bristol. The Bank provides banking services to commercial and individual customers primarily in the town of Bristol and the neighboring communities of Burlington, Farmington, Plainville, Plymouth, Southington and Wolcott. The Bank offers to its business customers demand, savings and time deposit accounts and the granting of various types of commercial loans and commercial real estate loans. The services provided by the Bank to consumers include checking, savings and time deposit accounts, as well as mortgage loans and consumer loans.

The Bank (d/b/a/ Riverside Investment Services) provides full-time access to advisory and investment services to consumers and businesses on retirement planning, individual investment portfolios, and strategic asset management. Riverside Investment Services offers mutual funds, life insurance options, tax planning, estate planning and investment portfolio analysis.

In December 2004, the Bank’s Board of Directors approved reorganizing the Bank into a bank holding company structure. It was the Board’s belief that the reorganization would increase the corporate flexibility of the Bank, would allow the Bank to better take advantage of additional business opportunities, and would provide the Bank with operational and competitive benefits. The reorganization received all regulatory approvals and became effective in July 2005. As a result of the reorganization, the Bank became the wholly-owned subsidiary of the Company through a one-for-one, tax free exchange of the Bank’s common stock for common stock of the holding company. The Company's stock is listed at www.otcbb.com under the symbol “FVLY”.

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

On November 21, 2006, the Company entered into a definitive merger agreement in which the Company will merge with and into New England Bancshares Acquisition, Inc. in exchange for cash and common stock of New England Bancshares, Inc. (“NEB”). NEB is a Maryland corporation based in Enfield, Connecticut and is the holding company for Enfield Federal Savings and Loan Association in Enfield, Connecticut. At the effective time of the merger, the separate corporate existence of the Company shall cease, and Valley Bank, the Company’s subsidiary, will become a subsidiary of NEB. Per the definitive merger agreement, Valley Bank will continue as a separate subsidiary for a minimum of five years after the effective date, absent the occurrence of certain unexpected events.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

The transaction is valued at approximately $25.6 million. The terms of the definitive merger agreement call for each outstanding share of the Company to be converted into the right to receive .8907 shares of NEB common stock and $9.00 in cash.

The transaction is subject to approval by the shareholders of the Company as well as the customary regulatory approvals.

The following discussion and analysis presents a review of the operating results and financial condition of the Company and the Bank, as applicable, for the years ended December 31, 2006, 2005 and 2004. The discussion below should be read in conjunction with the financial statements and other financial data presented in the Company’s 2006 Financial Statements.

Capital Resources
During 2006, capital accounts increased by $831,000, or 8.6%, to $10.5 million, while book value per share increased from $8.18 at December 31, 2005 to $8.82 at December 31, 2006. The increase in capital accounts resulted from net income of $573,000, proceeds from stock issued under the stock option plan of $40,000, proceeds from shares issued through the exercise of stock options of $46,000 and net unrealized gains of $172,000 on securities available for sale, net of income taxes.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”). The FRB capital requirements for bank holding companies generally parallel the capital requirements applicable to state non-member banks, such as the Bank, under regulations promulgated by the FDIC. At December 31, 2006, the Company's Tier I leverage ratio was 7.5% and its Tier 1 and total risk-based capital ratios were 9.5% and 10.8%, respectively. At the end of 2005, these ratios were 8.8%, 11.6% and 12.8%, respectively. The Company is deemed to be “well capitalized” under applicable FRB regulations on the basis of its current capital measures. The Bank’s capital ratios as of December 31, 2006 were a Tier 1 leverage ratio of 7.8%, and Tier 1 and total risk-based capital ratios of 9.9% and 11.1%, respectively. At the end of 2005, these ratios were 8.8%, 11.6% and 12.9%, respectively. The capital ratios of the Bank at December 31, 2005 were considered "well capitalized" for regulatory purposes.

At December 31, 2005, the Company had a total of 1,194,550 shares outstanding and approximately 513 shareholders.

Liquidity
A primary function of the Bank’s asset/liability management process is to provide the Bank with adequate funds for loan requests, deposit outflows and other recurring financial obligations. The Bank’s primary sources of liquidity include cash on hand and due from banks, federal funds sold, money market accounts, maturities and principal and interest payments on loans and securities, deposits and Federal Home Loan Bank of Boston (“FHLBB”) advances. The Bank monitors its liquidity position carefully, so that it might identify trends that could impact its liquidity/cash flow position.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

At December 31, 2006, approximately 27% of the Bank’s assets were held in cash and cash equivalents and securities and 69% of the Bank’s assets were held in loans. The Bank’s ratio of loans to deposits, which is used as a general guideline in managing its asset/liability mix, was 81% at December 31, 2006.

The Bank has other liquidity related policy targets and thresholds which are reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). The Bank reviews and sets deposit rates weekly based upon the Bank’s need for funds, competition in the market area, and the availability and pricing of other funding sources.

The Bank is also a member of the FHLBB, which provides an alternative-funding source for the Bank’s liquidity needs. There were $10.8 million of FHLBB advances outstanding at December 31, 2006 and $15.0 million of FHLBB advances outstanding at December 31, 2005. The Bank had additional borrowing capacity at the FHLBB of approximately $17 million at December 31, 2006.

The Company had $4.1 million of subordinated debt at December 31, 2006 that resulted from the trust preferred offering that was completed in July 2005. The debt bears an interest rate fixed at 6.42% for the first five years and a floating interest rate set at three-month LIBOR plus 190 basis points thereafter.

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

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

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

Off-Balance Sheet Arrangements
At December 31, 2006, the Bank had total unadvanced commercial and consumer lines of credit of $22.0 million and total commercial and consumer loan commitments of $8.8 million. In addition, the Bank had $2.1 million in standby letters of credit at December 31, 2006. The Bank had no arrangements with any other entities that have or are reasonably likely to have a material affect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Note 11 of the Company’s 2006 Financial Statements contains information on off-balance sheet arrangements.

Contractual Obligations
At December 31, 2006, the Bank had $10.8 million in fixed rate advances from the FHLBB. Payments of the advances include monthly principal and interest payments as well as principal payments that are due at maturity. The Company had $4.1 million in subordinated debentures at December 31, 2006, which are at a fixed rate of interest until

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

2010 after which the notes will become floating rate. Note 6 of the Company’s 2006 Financial Statements includes a schedule of borrowings by maturity.

Investments
The Bank’s investment portfolio is comprised primarily of U.S. agency obligations and mortgage-backed securities. The Bank also has corporate and municipal bonds and variable rate preferred securities in its investment portfolio. Note 2 of the Company’s 2006 Financial Statements identifies the composition and maturity structure of the investment portfolio.

Loans
The Bank engages in a variety of lending activities with loans primarily categorized as commercial, commercial real estate, residential mortgage and consumer loans. Both fixed and adjustable rate loans are originated under a variety of terms. Note 3 of the Company’s 2006 Financial Statements shows the composition of the loan portfolio and also gives a breakout of the Bank’s investment in fixed and adjustable rate loans based upon term to maturity.

The Bank has been able to maintain a high overall credit quality through the establishment and observance of prudent lending practices and policies. The Bank established a written loan policy, which has been adopted by the Board of Directors and is reviewed at least annually. All loans are reviewed at least monthly by a Loan Committee consisting of members of the Board of Directors. The Bank currently does not engage in loan participations outside the State of Connecticut. The Bank does not have any foreign loans.

In managing the growth of its loan portfolio, the Bank has focused on: (i) the application of prudent underwriting criteria; (ii) active involvement by executive Bank officers and the Loan Committee in the approval process; and (iii) active monitoring of loans to ensure that repayments are made in a timely manner and to identify potential loan problems. At December 31, 2006, the Bank had $270,000 in non-performing loans compared with $337,000 at December 31, 2005 and no non-performing loans at December 31, 2004. These loans, delinquent 90 days or more, were accounted for on a non-accrual basis. The Bank had no accruing loans, which were contractually past due 90 days or more as to principal or interest payments. Impaired loans totaled $720,000 and $337,000, respectively, at December 31, 2006 and 2005. The Bank had no loans considered impaired at December 31, 2004. Note 3 of the Company’s 2006 Financial Statements provides an analysis of the Bank’s loan loss experience and allowance for possible loan losses.

Deposits
The Bank offers a number of different deposit accounts, including NOW accounts, business and personal checking accounts, statement and passbook savings accounts, money market deposit accounts, certificates of deposit, and IRA accounts. Note 5 of the

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Company’s 2006 Financial Statements identifies the composition of deposits and the maturity structure of certificates of deposit.

Borrowed Funds
The Bank is a member of the FHLBB and has the ability to borrow from the FHLBB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLBB Statement of Products Policy.

The Bank utilizes advances for a number of purposes including to match fund loans and investment securities and to fill temporary funding gaps. Note 6 of the Company’s 2006 Financial Statements identifies the composition and maturity structure of the Company’s borrowed funds.

Ratios
The following are measurements relating to the Company’s earnings.

	For the year ended December 31,
	2006	2005	2004
Return on Average Assets	0.33%	0.54%	0.48%
Return on Average Equity	5.60	7.94	6.43
Average Equity to Average Assets	5.96	6.75	7.51

Basic Income per Share	$0.48	$0.63	$0.49
Diluted Income per Share	$0.45	$0.60	$0.47

Common Stock Information
The Common Stock of the Company is listed on the Over The Counter Bulletin Board under the symbol “FVLY”. The Stock is traded infrequently.

There were approximately 513 shareholders of record as of December 31, 2006. At that date, there were options outstanding to purchase 118,242 shares of stock. The following stock price information reflects actual trade activity.
	Stock Price
	High	Low

2006
Quarter Ended, December 31	$21.85	$15.00
Quarter Ended, September 30	$16.50	$14.10
Quarter Ended, June 30	$18.75	$16.00
Quarter Ended, March 31	$21.00	$14.55
2005
Quarter Ended, December 31	$17.00	$16.25
Quarter Ended, September 30	$20.70	$15.00
Quarter Ended, June 30	$20.00	$14.00
Quarter Ended, March 31	$20.00	$12.10
The closing price on December 31, 2006 was $20.50

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

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

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Earnings Review
Net income for the year ended December 31, 2006 was $573,000, or $0.48 basic income per share and $0.45 income per diluted share, compared to net income of $749,000, or $0.63 basic income per share and $0.60 income per diluted share, for the prior year, a decrease of $176,000, or 23%, in net income.

The decline in 2006 net income is attributable to one-time expenses of $345,000 incurred in the last quarter of the year related to the Company’s proposed merger with New England Bancshares, Inc. Excluding the one-time expenses related to the proposed merger, net income would have been $918,000, or $0.73 per diluted share, for the year. The increase in 2006 net income excluding the merger related expenses is primarily attributable to higher levels of net interest income, which more than offset the growth in noninterest expenses.

Total assets increased by $32.2 million, or 20%, during 2006. Over the same period, the Company’s loan portfolio grew by $23.9 million, or 22%, while deposits increased by $35.6 million, or 28%. The Company’s investment securities portfolio declined by $7.2 million, or 21%, in 2006 while borrowed money decreased by $4.2 million, or 22%.

Net Interest Income
Net interest income for the year ended December 31, 2006 amounted to $5.8 million compared to $4.9 million in 2005. The growth in 2006 is due to the increase in average interest-earning assets that more than offset a reduction in the Company’s net interest margin. The net interest margin for 2006 was 3.53% compared to 3.64% in the previous year. The decline in net interest margin reflects the rising short-term interest rate environment during 2006 and a corresponding increase in the Bank’s cost of funds.

Interest Income
Total interest income for 2006 was $10.8 million compared to $7.6 million in 2005. The increase in 2006 reflects both growth in average interest-earning assets, which increased by $30.9 million, and a higher average yield on interest earning assets from 5.68% in 2005 to 6.54% in 2006. The increase in average interest-earning assets was almost entirely in loans.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Interest Expense
Total interest expense for 2006 increased by $2.3 million from $2.7 million in 2005 to $5.0 million in 2006. The increase in interest expense reflects $28.5 million of growth in average interest bearing deposits and borrowed funds and a 110 basis point increase in the average cost of funds. The average cost of interest-bearing liabilities for 2006 was 3.50% compared to 2.40% in 2005.

Provision for Loan Losses

The provision for loan losses was $321,000 in 2006 compared to $348,000 in 2005. Management performs a quarterly review of the loan portfolio and based on this review, sets the level of provision it deems necessary to maintain an adequate possible loan loss allowance. At December 31, 2006, the allowance for loan losses totaled $1,860,000, or 1.37% of total loans outstanding, compared to $1,546,000, or 1.39% of total loans outstanding, at December 31, 2005. The Company had nonaccrual loans totaling $270,000 at December 31, 2006 compared to $337,000 at December 31, 2005.

Noninterest Income
Noninterest income in 2006 totaled $406,000 compared to $385,000 in 2005, an increase of $21,000, or 5%. The 2006 total includes an $86,000 realized loss on the sale of investment securities. Excluding the loss on sale of investment securities, total noninterest income in 2006 was $492,000, an increase of 28% over the prior year. The growth in 2006 excluding the loss on sale of investments reflects fees from Riverside Investment Services and growth in loan fees earned.

Noninterest Expense
Total noninterest expenses for 2006, which include $345,000 of one-time expenses relating to the Company’s proposed merger with New England Bancshares, Inc., increased by $1.0 million, or 28%. Excluding the one-time merger expenses, noninterest expenses were higher by $693,000, or 19%. In addition to the merger expenses, the overall increase is primarily due to higher expenses for salaries, benefits and taxes, including pre-opening costs related to staff hired for the Bank’s two new branch offices that opened in the first quarter of 2007, and occupancy and equipment expenses including those related to the new operations center in Bristol and full-service branch office in Southington. Total 2005 expenses included $98,000 of one-time expenses related to the formation of the Company.

Income Taxes
The Company had a total income tax expense of $574,000 in 2006 compared to $452,000 in 2005. The increase reflects the fact that the Company does not receive an income tax benefit for the $345,000 of merger related expenses incurred in the last quarter of 2006. The effective tax rates for 2006 and 2005 were 50.0% and 37.6%, respectively.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Earnings Review
Net income for the year ended December 31, 2005 was $749,000, or $0.63 basic income per share and $0.60 income per diluted share, compared to net income of $572,000, or $0.49 basic income per share and $0.47 income per diluted share, for the prior year, an increase of $177,000, or 31%, in net income.

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

Interest Expense
Total interest expense for 2005 increased by $1.0 million from $1.7 million in 2004 to $2.7 million in 2005. The increase in interest expense reflects $18.0 million of growth in average deposits and borrowed funds and a 58 basis point increase in the average cost of funds. The average cost of interest-bearing liabilities for 2005 was 2.40% compared to 1.82% in 2004.

Provision for Loan Losses
The provision for loan losses was $348,000 in 2005 compared to $353,000 in 2004. Management performs a quarterly review of the loan portfolio and based on this review,

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

sets the level of provision it deems necessary to maintain an adequate possible loan loss allowance. At December 31, 2005, the allowance for loan losses totaled $1,546,000, or 1.39% of total loans outstanding, compared to $1,295,000, or 1.63% of total loans outstanding, at December 31, 2004. The Company had nonaccrual loans totaling $337,000 at December 31, 2005 compared to no nonaccrual loans at December 31, 2004.

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

Average Balances, Yields and Costs -
The following tables show the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by the Company (dollars in thousands):

	For Years Ended
	December 31, 2006			December 31, 2005
Interest Earning Assets:	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold and money market accounts	$10,477	$528	5.04%	$5,846	$166	2.84%
Investment securities	29,994	1,226	4.09	38,088	1,419	3.73
Loans	124,270	9,022	7.26	89,951	6,014	6.69
Total interest-earnings assets	164,741	10,776	6.54	133,885	7,599	5.68
Non-interest-earning assets	7,044			5,940
Total assets	$171,785			$139,825

Interest Bearing Liabilities:
NOW accounts	$3,125	$26	0.83%	$3,024	19	0.63%

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Savings and money market accounts	40,044	690	1.72	43,973	573	1.30
Time deposits	83,528	3,480	4.17	54,060	1,667	3.08
Borrowed money	15,311	771	5.04	12,424	467	3.76
Total interest- bearing liabilities	142,008	4,967	3.50	113,481	2,726	2.40
Non-interest- bearing demand deposits	18,273			15,467
Other non-interest-bearing liabilities	1, 272			1,438
Stockholders’ equity	10,232			9,439
Total liabilities and Stockholders’ equity	$171,785			$139,825

Net interest income		5,809			4,873
Net interest margin			3.53%			3.64%
Interest rate spread			3.04			3.28

	For Years Ended
	December 31, 2005			December 31, 2004
Interest Earning Assets:	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and money
market accounts	$5,846	$166	2.84%	$3,989	$48	1.20%
Investment securities	38,088	1,419	3.73	37,075	1,309	3.53
Loans	89,951	6,014	6.69	71,055	4,561	6.42
Total interest-earnings assets	133,885	7,599	5.68	112,119	5,918	5.28
Non-interest-earning assets	5,940			6,286
Total assets	$139,825			$118,405

Interest Bearing Liabilities:
NOW accounts	$3,024	19	0.63%	$2,907	11	0.38%
Savings and money market accounts	43,973	5735	1.30	41,608	455	1.09
Time deposits	54,060	1,667	3.08	40,066	1,009	2.52
Borrowed money	12,424	467	3.76	10,920	268	2.45
Total interest-bearing liabilities	113,481	2,726	2.40	95,501	1,743	1.82
Non-interest-bearing demand deposits	15,467			12,751
Other non-interest-bearing liabilities	1,438			1,260
Stockholders’ equity	9,439			8,893
Total liabilities and Stockholders’ equity	$139,825			$118,405

Net interest income		4,873			4,175
Net interest margin			3.64%			3.72%
Interest rate spread			3.28			3.46

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Rate/Volume Analysis
The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

Net interest income can be analyzed in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated (dollars in thousands):

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest Income:
Federal funds sold and money
market accounts	$179	$183	$362	$88	$30	$118
Investment securities	34	(227)	(193)	74	36	110
Loans	553	2,455	3,008	198	1,255	1,453
Total interest income	766	2,411	3,177	360	1,321	1,681

Interest Expense:
NOW accounts	6	1	7	8	0	8
Savings and money market accounts	132	(15)	117	91	27	118
Time deposits	709	1,104	1,813	256	402	658
Borrowed money	180	124	304	158	41	199
Total interest expense	1,027	1,214	2,241	513	470	983

Change in net interest income	$(261)	$1,197	$936	$(153)	$851	$698

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Item 7 - FINANCIAL STATEMENTS
The consolidated statements of financial condition of the Company as of December 31, 2006 and December 31, 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, together with the report thereon of Whittlesey & Hadley, P.C., dated March 9, 2007, are included as part of this Form 10-KSB in the “Financial Report” following page 40 hereof.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Item 8B - OTHER INFORMATION

None.

PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Item 401

(a) Identify Directors and Executive Officers

Each of the current directors has held the principal occupation listed for the past five years, except as set forth below.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Name	Age	Position and Offices with Company and Bank and Principal Occupation and Employment
Thomas O. Barnes	57
Director of the Bank since 1998 and of Company since 2005. He is the Chairman of the Board of Barnes Group, Inc. where he has been employed since 1993. Barnes Group, Inc. is a public company involved in various manufacturing and distribution enterprises. Mr. Barnes is currently Chairman of the Board of the Main St. Community Foundation and has served on many other boards of charitable organizations. Mr. Barnes is the Chairman of the Strategic Planning Committee, a member of the Executive Committee, Governance Committee, Loan Committee and Salary/Personnel Committee.

James G. Biondi	69
Director of the Bank since 1998 and of Company since 2005. Mr. Biondi is retired. He was the President and CEO of Apex Machine Tool Co. Inc. from 1961 until 1997. He is a current member and past President of the Connecticut Tooling and Machine Association. Mr. Biondi was a member of the advisory Board of Directors of Bank of Southington. Mr. Biondi is the Chairman of the Loan Committee and a member of the Asset/Liability Committee and Audit/Compliance Committee.

Mark J. Blum	53
Director of the Bank and of Company since 2006. Mr. Blum has been the Executive Vice President and Chief Financial Officer of the Bank since December 2000 and Company since 2005. In December 2004, he was appointed Treasurer of the Bank. He has thirty years of banking experience. Prior to joining the Bank, he served as Executive Vice President and Chief Financial Officer of Eagle Financial Corporation and its subsidiary, Eagle Bank. He is the President of the Bristol Boy’s and Girl’s Club, Vice President of the Main Street Community Foundation and a Director of Bristol Hospital. Mr. Blum is Chairman of the Asset/Liability Committee and a member of the Operations/Technology Committee and Strategic Planning Committee. Mr. Blum serves as a Management Committee Liaison to the Governance Committee and Audit/Compliance Committee.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Bonnie Crane	62
Director of the Bank since 1998 and of Company since 2005. Mrs. Crane is retired. She was the Director of Human Resources at Kaba High Security Lock, Southington, Connecticut. Mrs. Crane is one of the former owners of Lori Lock Corporation of Southington, Connecticut. Mrs. Crane is the Chairman of the Salary/Personnel Committee and a member of Operations/Technology Committee.

Edmund D. Donovan	62
Director of the Bank since 1998 and of Company since 2005. Mr. Donovan serves as the Executive Vice President of Nickson Industries, Inc., a Plainville, Connecticut manufacturer of automotive exhaust hardware and has been in its employ since 1977. He is also involved in a real estate development in Southington, Connecticut. Mr. Donovan is Chairman of the Operations/Technology Committee and a member of Asset/Liability Committee, Loan Committee and Strategic Planning Committee. Mr. Donovan serves as an alternate member of the Audit\Compliance Committee.

David W. Florian	72
Director of the Bank since 1998 and of Company since 2005. Mr. Florian was the founder and CEO of Lori Lock of Southington from 1960 until 1990. He is a real estate developer and a Director and President of Bison Realty, Inc. Mr. Florian was formerly a Director of State Savings Bank located in Southington, Connecticut. Mr. Florian is the Chairman of the Audit/Compliance Committee and a member of the Executive Committee and Governance Committee.

Mark A. Gibson	44
Director of Company and the Bank since 2005. Mr. Gibson is the President and 1/3 owner of Quality Coils, Incorporated. He is also President and 1/3 owner of DynaLock Corporation. Both companies are located in Bristol, Connecticut. Mr. Gibson graduated from Rider College with a degree in accounting. Mr. Gibson has served as a Director of the Bristol Chamber of Commerce, and as both a Director of, and Vice President of, Chippanee Golf Club, as well as having served on the Advisory Board of Bank of Boston. Mr. Gibson is a member of the Audit/Compliance Committee, Operations/Technology Committee, Salary/Personnel Committee and ALCO Committee.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Edward T. McPhee, Jr.	71
Director of the Bank since 1998 and of Company since 2005. Mr. McPhee is a graduate Engineer from Lowell Technological Institute and Founder of McPhee, Ltd. and McPhee & Sons, Ltd., firms engaged in electrical contracting. He is a member of the Academy of Electrical Contractors. He is an officer and Director of Kozy Kollar, Inc., a manufacturing concern. Founder and Director of the McPhee Foundation, a charitable corporation. Mr. McPhee is a U.S. Army veteran. Mr. McPhee is a member of the Executive Committee, Governance Committee, Audit/Compliance Committee, Loan Committee and Salary/Personnel Committee.

Robert L. Messier, Jr.	64
President, Chief Executive Officer and Director of the Bank since 1998 and of Company since 2005. Mr. Messier served as Vice President and regional commercial banking officer with Eagle Bank from 1996 until its merger with Webster Bank in 1998. From 1992 to 1996, Mr. Messier was a Vice President, with corporate/small business lending regional manager responsibilities of BankBoston Connecticut. He is Director Emeritus and Past Chairman of Greater Bristol Health Care, Inc., a Director of St. Francis Hospital and Medical Center and Director of Central Connecticut Medical Management. He served as the President of the Greater Bristol Chamber of Commerce from 1995 to 1997. He has been the President of the Business Education Foundation since 1990. He was Chairman of the Central Connecticut Revolving Loan Fund from 1995 to 2006. Mr. Messier is a member of the Executive Committee, the Asset/Liability Committee, the Loan Committee, the Operations/Technology Committee, and the Strategic Planning Committee. Mr. Messier also participates in the Salary/Personnel Committee except with respect to his own compensation and serves as a Management Liaison to the Governance Committee and the Audit/Compliance Committee.

Thomas P. O'Brien	61
Director of the Bank since 1999 and of Company since 2005. Mr. O'Brien is the Manager of O'Brien Funeral Home, located in Forestville, Connecticut. Mr. O'Brien is currently serving as Chairman of the Bristol/Burlington Health District and is a member of the Bristol Board of Education. Mr. O'Brien is a member of the Asset/Liability Committee, the Loan Committee, and the Strategic Planning Committee.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

David J. Preleski	50
Director of the Bank since 1998 and of Company since 2005. Mr. Preleski is a principal in the law firm of Vitrano, Preleski & Wynne, LLC where he has been employed since 1996. Attorney Preleski's previous experience includes a twenty year career in banking with Bristol Savings Bank, First Federal Bank and Webster Financial Corporation. He is a former President and Corporate Secretary of Bristol Savings Bank and has experience in retail and commercial banking and as legal liaison with bank regulatory agencies. He is a Director of the New England Carousel Museum and is Past President of the Board of Directors of the Family Center. Mr. Preleski is Chairman of the Governance Committee and a member of the Executive Committee, the Asset/Liability Committee, Loan Committee and Operations/Technology Committee.

James J. Pryor	70
Chairman and Director of the Bank since 1998 and of Company since 2005. Mr. Pryor is a Director of Allied Insurance Center. Mr. Pryor is a past Director of St. Francis Hospital and past Chairman of Bristol Hospital. Mr. Pryor was formerly an organizer and a Director of Bank of Southington in Southington, Connecticut. Mr. Pryor is the Chairman of the Executive Committee and a member of the Governance Committee and the Salary/Personnel Committee. Mr. Pryor serves as an alternate member of the Audit/Compliance Committee.

Executive Officers

The following table provides information concerning the executive officer of Company and the Bank other than Robert L. Messier, Jr., and Mark J. Blum information about whom is listed in the table above.

Name	Age	Position and Offices With Company Presently Held and Principal Occupation and Employment

Anthony M. Mattioli	47
Mr. Mattioli is the Executive Vice President and Senior Lending Officer and has been employed by the Bank since April 2000. He has been in banking and finance since 1984. Prior to joining the Bank, he was a Commercial Lender at Webster Bank and Bristol Savings Bank.

(b) Identify Significant Employees
Not applicable.

(c) Family Relationships
Not applicable.

(d) Involvement in Certain Legal Proceedings
Not applicable.

Item 405 Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership of our securities with the SEC. Based solely upon a review of the copies of the forms furnished to Company, and written

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

representations from reporting persons that no Forms 4 were required other than those timely filed, we believe that during 2006, filing requirements under Section 16(a) applicable to our executive officers and directors were complied with in a timely manner, except that late filing on January 22, 2007 for Edward T. McPhee, Jr. who gifted First Valley Bancorp, Inc. stock totaling 6,325 shares to his grandchildren on December 26, 2006.

Item 406 Code of Ethics.
Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to comply with the First Valley Bancorp, Inc. Code of Conduct for Senior Executive Financial Officers adopted by our Board of Directors. The Code of Conduct was adopted to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate and timely disclosure in public documents; compliance with law; prompt internal reporting of Code violations, and accountability for adherence to the Code. The Code of Conduct is filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Shareholders may also request a copy of the Code, without charge, by contacting Mark J. Blum, First Valley Bancorp, Inc., Four Riverside Avenue, Bristol, Connecticut 06010.

Item 407(c)(3) Material changes to procedures by which security holders may recommend nominees
The process of reviewing and making recommendations for nominations and appointments to the Board of Directors is the responsibility of the Governance Committee. All members of the Governance Committee are considered "independent" directors under The NASDAQ Stock Market, Inc. rules. Under Company's By-Laws, nominations for directors may be made by any shareholder of any outstanding class of capital stock of Company who delivers notice along with the additional information and materials required by our charter to Company's President not less than 20 days and no more than 130 days before the annual meeting. There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors since the Company's 10-KSB for year ended December 31, 2005.

Item 407(d)(4) Audit Committee
The Board of Directors of the Company established an Audit/Compliance Committee for the purpose of overseeing the accounting and financial reporting processes of the Company and the audits of financial statements of the Company. The members of the Audit/Compliance Committee are Mr. Florian, Chairman, Messrs. Biondi, Gibson and McPhee. Messrs. Donovan and Pryor serve as alternates on the Audit/Compliance Committee. Messrs. Blum and Messier serve as Management Liaisons to the Committee.

Item 407(d)(5) Audit Committee Financial Expert
Each member of the Audit/Compliance Committee is independent under the rules and regulations of the Securities Exchange Act of 1934 (the "Exchange Act") and The NASDAQ Stock Market, Inc ("NASDAQ"). Messrs. Donovan and Gibson have both been determined to have the professional experience deemed necessary to qualify as an

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

audit committee financial expert under Securities and Exchange Commission (the "SEC") rules.

Item 10. - Executive Compensation
The following table sets forth for the year ended December 31, 2006, the cash and non-cash compensation paid or awarded by the Company to the President and Chief Executive Officer, the Executive Vice President, Chief Financial Officer and Treasurer and the Executive Vice President - Senior Lending Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert L. Messier, Jr. President, and Chief Executive Officer	2006	$163,962	$ 40,500	$ -	$ -	$ -	$ -	$ 81,892	$ 286,354

Mark Blum, Executive Vice President, Chief Financial Officer, and Treasurer	2006	$119,865	$ 21,960	$17,787	$ -	$ -	$ -	$ -	$ 159,613

Anthony Mattioli, Executive Vice President, Senior Lending Officer	2006	$114,865	$ 21,060	$17,387	$ -	$ -	$ -	$ -	$ 153,312

(1)	Salary figures include amounts deferred under Valley Bank’s 401K Profit-Sharing Plan.
(2)
Annual bonuses awarded under the incentive compensation plan may include both cash bonuses and/or the fair value of stock bonuses on the date of the award. Amounts awarded for 2006 include only cash bonuses. The bonuses were awarded for meeting certain objectives of the Board of Directors.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

(3)
Stock awards include the fair value of stock compensation awards. Assumptions made in valuing these awards are disclosed in footnote 12, "Employee and Director Benefit Plan" to First Valley Bancorp's Consolidated Financial Statements for year ended December 31, 2006, following page 40 hereof. Mr. Messier was awarded no shares in 2006. Mr. Blum and Mr. Mattioli were awarded 102 shares and 77 shares, respectively, in 2006. In addition, the amounts shown for Messrs. Blum and Mattioli reflect the value of restricted stock awards.

(4)
All other compensation for Mr. Messier includes $69,000 relating to a SERP agreement, with the remaining amount for automobile, 401K match, country club dues and life insurance premiums. Compensation in the form of perquisites and other personal benefits provided by us has been omitted when the total amount of those perquisites and personal benefits constituted less than $10,000 for the Named Executive Officer for 2006.

Valley Bank and Robert L. Messier, Jr., President and Chief Executive Officer of Valley Bank, are parties to a one-year employment agreement, which expires July 1, 2007, and which may be renewed for an additional one-year period. On November 21, 2006, Valley Bank (the "Bank"), a wholly owned subsidiary of the Company, and Robert L. Messier, Jr., the President and Chief Executive Officer of the Company and the Bank, amended the terms of Mr. Messier's employment agreement dated July 1, 2004, as amended, to provide for a yearly salary of $180,000.00. The agreement provides, among other things, for an annual review of Mr. Messier's salary, for merit increases at the discretion of Valley Bank's Board of Directors, and for participation in bonuses and employee benefit plans and fringe benefits which are or may be adopted by Valley Bank for its executive employees.

The Valley Bank Board of Directors may terminate Mr. Messier's employment agreement at any time with or without cause. If he were terminated without cause, Mr. Messier would be entitled to receive either a monthly payment over the remaining term of the agreement or a lump sum amount equal to six months of Mr. Messier's salary.

If Mr. Messier's employment is terminated within three years of a change in control of Valley Bank, either involuntarily by action of Valley Bank or by Mr. Messier, the agreement provides for a lump sum severance payment to Mr. Messier on or before his last day of employment with Valley Bank equal to three times the highest annual compensation paid or payable to Mr. Messier. Valley Bank and Mark J. Blum, Executive Vice President, Chief Financial Officer and Treasurer and Anthony M. Mattioli, Executive Vice President and Senior Lending Officer are also parties to Change of Control Agreements with terms that are generally similar to Mr. Messier's.

On November 21, 2006, the Bank entered into an agreement with Robert L. Messier, Jr., the President and Chief Executive Officer of the Bank and the Company, memorializing the terms of a supplemental retirement program for Mr. Messier previously approved by the Board of Directors in June 2005. The SERP Agreement

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

provides Mr. Messier with a benefit equal to an annual sum of $30,000, payable in equal monthly installments of $2,500 for 180 consecutive months. The first monthly payment shall be made on July 1, 2008. If Mr. Messier dies prior to receiving the full amount of the SERP benefit, the Bank shall pay a survivor benefit to Carol Messier, his spouse, equal to the excess of such amount as of the earlier of Mr. Messier's date of death or the date of the last installment payment, less the amount of the SERP benefit already paid. The SERP benefit is payable notwithstanding Mr. Messier's termination of employment or a change in control of the Bank prior to July 1, 2008.

Outstanding Equity Awards at Fiscal Year-End Table
The following table sets forth for the year ended December 31, 2006, information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006.

Option Awards					Stock Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable (1)	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(2)	Option Expiration Date (3)	Number of Shares Or Units Of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Award: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Award: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($)(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert L. Messier, Jr. President, and Chief Executive Officer	3,993 3,630	$ -	-	$7.51 $9.09	5/24/10 4/28/13	- -	-	-	-
Mark Blum, Executive Vice President, Chief Financial Officer, and Treasurer	-	-	-	-	-	-	-	2,750	$56,375
Anthony Mattioli, Executive Vice President, Senior Lending Officer	-	-	-	-	-	-	-	2,750	$56,375
(1)
During 2006, the Company did not grant stock options to any of the Named Executive Officers. At December 31, 2006, Mr. Messier had 7,623 total shares underlying unexercised options. All options are fully vested and currently exercisable.

(2)	The total options outstanding at December 31, 2006 are at an average exercise price of $8.26.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

(3)	All options are exercisable for a ten (10) year period from the effective date of the actual grant.
(4)	In July 2005, Messrs. Blum and Mattioli were each awarded 2,500 shares of common stock (2,750 shares after adjusting for stock splits) payable in July 2008.
(5)	Value of shares is based upon the $20.50 closing price of the Company’s common stock on December 31, 2006.

Compensation of Directors
The following table sets forth for the year ended December 31, 2006, the compensation paid or awarded by the Bank to each of the Directors.

Name	Fees Earned Or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Thomas O. Barnes	$3,725	-	-	-	-	-	$3,725
James G. Biondi	$4,475	-	-	-	-	-	$4,475
Bonnie Crane	$3,075	-	-	-	-	-	$3,075
Edmund D. Donovan	$6,950	-	-	-	-	-	$6,950
David W. Florian	$4,700	-	-	-	-	-	$4,700
Mark A. Gibson	$2,425	-	-	-	-	-	$2,425
Edward T. McPhee, Jr.	$3,550	-	-	-	-	-	$3,550
Thomas P. O'Brien	$3,750	-	-	-	-	-	$3,750
David J. Preleski	$5,025	-	-	-	-	-	$5,025
James J. Pryor	$8,125	-	-	-	-	-	$8,125

(1) Includes fees paid for service on the Board of Directors and Board Committees of both Company and the Bank.

(2) Compensation in the form of perquisites and other personal benefits provided by us has been omitted for each Director as the total amount of those perquisites and personal benefits constituted less than $10,000 for 2006.

The Company's directors who are also officers do not receive any compensation for service as members of the Board of Directors or committees thereof. Non-officer directors receive a fee of $125 for each meeting of the Board of Directors attended. In addition, non-officer directors who serve as the chair of a Board committee receive an additional $50 for each meeting attended and non-officer directors who serve as chair of a

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

standing committee receive an additional fee of $25 or each meeting attended. The compensation totaled approximately $50,000 for 2006.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 201(d) Securities Authorized for Issuance Under Equity Compensation Plans
Please refer to Item 5 for information required under Item 201(d).

Item 403 Security Ownership of Certain Beneficial Owners and Managment
The table below provides certain information about beneficial ownership of our Common Stock as of March 9, 2007. The table shows information for:

•	each person, or group of affiliated persons, who is known to Company to beneficially own more than 5% of our Common Stock;
•	each of our directors;
•	each of our executive officers named in the Summary Compensation Table; and
•	all of our directors and executive officers as a group.

Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable. The address of each person is care of Company at our principal executive office. With the exception of the proposed merger of the Company, as more fully described on the Company's Form 8-K dated November 28, 2006, to our knowledge, no arrangement exists the operation of which might result in a change in control of Company.

The percentage ownership column below is based on a total of 1,194,550 shares of Common Stock outstanding as of March 9, 2007. For purposes of the table below, we treat shares of common stock subject to options that are currently exercisable or exercisable within 60 days after March 9, 2007 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of the person, but we do not treat the shares as outstanding for the purpose of computing the percentage ownership of any other shareholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Shareholders:

Leo G. Charette	62,147**	5.2%

Edward T. McPhee, Jr. - Director	63,508	5.3%

David W. Florian - Director	73,505	6.1%

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

Directors and Executive Officers:

Thomas O. Barnes Director	42,892	3.6%

Mark J. Blum Executive Vice President, Treasurer and Chief Financial Officer and Director	8,093	0.7%

James G. Biondi Director	54,478	4.5%

Bonnie Crane Director (and Director Nominee)	17,108	1.4%

Edmund D. Donovan Director	17,727	1.5%

Mark A. Gibson Director (and Director Nominee)	4,740	0.4%

Anthony M. Mattioli Executive Vice President and Senior Lending Officer	7,177	0.6%

Robert L. Messier, Jr. President, Chief Executive Officer and Director	28,869	2.4%

Thomas P. O'Brien Director	39,690	3.3%

David J. Preleski Director (and Director Nominee)	12,243	1.0%

James J. Pryor Chairman of the Board, Director (and Director Nominee)	45,147	3.7%

All directors and executive officers as a group (14 persons)(2)	415,177**	32.0%
__________
** Mr. Charette's stock and options are not included in above total as Mr. Charette is not a director or executive officer of First Valley Bancorp, Inc., or Valley Bank.

(1) "Beneficial ownership" is defined pursuant to regulations of the SEC as shares over which a person has direct or indirect sole or shared voting or investment (purchase and sale) power, and includes shares subject to options exercisable within sixty days.

The table above includes certain shares owned by spouses, other immediate family members and others over which the persons named in the table possess shared voting and/or shared investment power as follows: Mr. Barnes, 363 shares; Mr. Blum,

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

363 shares; Mr. Biondi, 8,897 shares; Mrs. Crane, 965 shares; Mr. Donovan, 4,602 shares; Mr. Gibson, 3,386 shares; Mr. Mattioli, 242 shares; Mr. McPhee, 26,495 shares; Mr. Messier, 11,306 shares; Mr. O'Brien, 7,262 shares, Attorney Preleski, 3,346 shares; and Mr. Pryor, 20,281 shares.

Outstanding options reflected in the table are held as follows: Mr. Barnes, 8,228 shares; Mr. Biondi, 8,228 shares; Mrs. Crane, 8,228 shares; Mr. Donovan, 8,228 shares; Mr. Florian, 8,228 shares; Mr. McPhee, 8,228 shares; Mr. Messier, 7,623 shares; Mr. O'Brien, 8,228 shares; Attorney Preleski, 8,228 shares; and Mr. Pryor, 24,866 shares.

(2) This amount does not include shares beneficially owned by Mr. Leo G. Charette.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 404 Transactions with Related Persons, Promoters and Certain Control Persons
In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). The total amount of loans to officers and directors outstanding as of December 31, 2006 was $2.9 million. In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Mr. David J. Preleski, a Director of Company and the Bank, is a partner of the law firm of Vitrano, Preleski & Wynne, LLC, which provides legal services to Company and the Bank. In the opinion of the Board, the services of Attorney Preleski's firm to Company and the Bank are provided on terms at least as favorable as could be obtained from independent parties. Company and the Bank expect to continue to use the services of this firm in the future. In 2006, Company and the Bank paid the firm $12,488.00 for services provided.

Mr. Thomas O. Barnes, a Director of the Bank, is a one-third owner of Bristol Holding, L.L.C. In 1999, the Bank entered into a fifteen-year lease with Carpenter Realty Corp., The S. Carpenter Construction Corp. and Bristol Holding, L.L.C. The lease is at market rates based on similar properties in this market area. The annual rent at December 31, 2006, was $161,986.00.

Item 407(a) Director Independence
It is the policy of the Board of Directors that a majority of its directors be independent within the meaning of applicable laws and regulations and the listing standards of NASDAQ. Although not required under the applicable rules and regulations of the Over The Counter Bulletin Board, the Board of Directors uses the corporate governance standards of the NASDAQ Stock Market in making its determinations of director's

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

independence. Our Board of Directors has affirmatively determined that all of the directors, except Messrs. Messier and Blum are independent. Our Board has also affirmatively determined that three of the Board's committees, the Audit/Compliance, Governance and Salary/Personnel Committees are comprised entirely of independent directors within the meaning of applicable laws and regulations and the listing standards of NASDAQ.

Item 13 - EXHIBITS
(a)	List of Documents Filed as Part of This Report.
	(1)	Financial Statements Filed:
	1.	Report of Independent Registered Public Accounting Firm
	2.	Consolidated Statements of Financial Condition as of December 31, 2006 and 2005
	3.	Consolidated Statements of Income for each of the three years in the period ended December 31, 2006
	4.	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2006
	5.	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006
	6.	Notes to Consolidated Financial Statements
(2)
Financial Statement Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statement and related notes.

(b)	Exhibits: The following exhibits are filed as Exhibits to this Form 10-KSB, as required by Regulation S-B.
	2.1	Agreement and Plan of Reorganization by and between Valley Bank and First Valley Bancorp, Inc. dated as of May 23, 2005 (incorporated by reference to Company's Form 8-A dated June 27, 2005)
2.2
Agreement and Plan of Merger dated November 21, 2006 by and between New England Bancshares, Inc., New England Bancshares Acquisition, Inc. and First Valley Bancorp, Inc. (incorporated by reference to Company's Form 8-K dated November 28, 2006)

	3.1	Certificate of Incorporation (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	3.2	Bylaws (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	4.1	Instruments Defining Rights of Security Holders (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	10.1	Employment Agreement between Valley Bank and Robert L. Messier, Jr. dated July 1, 2004 (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	10.1.1	Amendment to Employment Agreement between Valley Bank and Robert L. Messier, Jr. dated November 1, 2004 (incorporated by reference to Company's Form 8-A dated June 27, 2005)
	10.1.2	Addendum to Employment Agreement between Valley Bank and Robert L. Messier, Jr. dated November 21, 2006.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

10.2	Change in Control Agreement dated October 1, 2004 by and between Valley Bank and Mark J. Blum (incorporated by reference to Company's Form 8-A dated June 27, 2005)
10.3	Change in Control Agreement dated October 1, 2004 by and between
Valley Bank and Anthony M. Mattioli (incorporated by reference to Company's Form 8-A dated June 27, 2005)
10.4	Change in Control Agreement dated October 1, 2004 by and between Valley Bank and Robert L. Messier, Jr. (incorporated by reference to Company's Form 8-A dated June 27, 2005)
10.5	Stock Option and Stock Compensation Plan (incorporated by reference to Company's Form 8-A dated June 27, 2005)
10.6	Supplemental Executive Retirement Plan dated November 21, 2006 between Valley Bank and Robert L. Messier, Jr.
14	Code of Ethics
16	Letter on change in certifying accountant (incorporated by reference to Company's Form 8-K filed on January 30, 2006)
21	Subsidiaries
23	Consent of Whittlesey & Hadley, P.C.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
Whittlesey & Hadley, P.C. performed and will perform both audit and non-audit professional services for Company and on our behalf. During 2006, Whittlesey & Hadley, P.C.'s audit services included an audit of our consolidated financial statements and a review of certain filings with the SEC. All professional services rendered by Whittlesey & Hadley, P.C. during 2006 were furnished at customary rates and terms. Snyder & Haller, P.C. was the Bank's independent registered public accounting firm since the Bank's formation in 1999 until that firm merged with Whittlesey & Hadley, P.C. in January 2006.

During the period covering the fiscal years ended December 31, 2006 and 2005, Whittlesey & Hadley, P.C. performed the following professional services:

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

	2006	2005
Audit Fees consist of fees for professional services rendered for the audit of the consolidated financial statements and review of financial statements included in quarterly reports on Form 10-QSB and services connected with statutory and regulatory filings or engagements.	$52,000	$43,000

Audit Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements not reported above in "Audit Fees"

Tax Service Fees consist of fees for tax return preparation, planning and tax advice.	$ 5,300	$ 4,750

Other Fees	-0-	-0-

Policy on Audit/Compliance Committee Pre-Approval of Audit and Non-Audit Services
The Audit/Compliance Committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit/Compliance Committee has delegated pre-approval authority to its Chair when expedition of services if necessary. The Chair is required to report any decisions to pre-approve such services to the full Audit/Compliance Committee at its next meeting. The independent registered public accounting firm and management are required to periodically report to the full Audit/Compliance Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit/Compliance Committee approved all of the fees set forth in the table above.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

SIGNATURES
In accordance with Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed by the undersigned, thereunto duly authorized.

/s/ Robert L. Messier, Jr.	Dated: March 30, 2007
Robert L. Messier, Jr.
President and Chief Executive
Officer

/s/ Mark J. Blum	Dated: March 30, 2007
Mark J. Blum
Executive Vice President, Treasurer, Chief
Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert L. Messier, Jr.	Dated: March 30, 2007
Robert L. Messier, Jr.
President and Chief Executive
Officer and Director

/s/ Mark J. Blum	Dated: March 30, 2007
Mark J. Blum
Executive Vice President, Treasurer,
Chief Financial Officer, Principal
Accounting Officer and Director

/s/ Thomas O. Barnes	Dated: March 30, 2007
Thomas O. Barnes Director

/s/ James G. Biondi	Dated: March 30, 2007
James G. Biondi Director

/s/ Bonnie Crane	Dated: March 30, 2007
Bonnie Crane Director

/s/ Edmund D. Donovan	Dated: March 30, 2007
Edmund D. Donovan Director

/s/ David W. Florian	Dated: March 30, 2007
David W. Florian Director

/s/ Mark A. Gibson	Dated: March 30, 2007
Mark A. Gibson Director

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

/s/ Edward T. McPhee, Jr.	Dated: March 30, 2007
Edward T. McPhee, Jr. Director

/s/ Thomas P. O'Brien	Dated: March 30, 2007
Thomas P. O’Brien Director

/s/ David J. Preleski	Dated: March 30, 2007
David J. Preleski Director

/s/ James J. Pryor	Dated: March 30, 2007
James J. Pryor Director

Consolidated Financial Statements

December 31, 2006

Table of Contents

Report of Independent Registered Public Accounting Firm		1

Consolidated Statements of Financial Condition		2

Consolidated Statements of Income		3

Consolidated Statements of Changes in Stockholders’ Equity		4

Consolidated Statements of Cash Flows		5

Notes to Consolidated Financial Statements		6

1.	Summary of Significant Accounting Policies	6

2.	Investment Securities	11

3.	Loans	13

4.	Premises and Equipment	15

5.	Deposits	16

6.	Borrowed Funds	17

7.	Income Taxes	18

8.	Regulatory Matters	19

9.	Employee Benefits	20

10.	Comprehensive Income	20

11.	Financial Instruments	21

12.	Employee and Director Benefit Plan	22

13.	Stock Split	23

14.	Definitive Merger Agreement	23

15.	Parent Company Only Financial Statements	24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
First Valley Bancorp, Inc.
Bristol, Connecticut

We have audited the accompanying consolidated statements of financial condition of First Valley Bancorp, Inc. (the “Company”) and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Valley Bancorp, Inc. and subsidiary at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Hartford, Connecticut
March 9, 2007
1

Consolidated Statements of Financial Condition

	2006	2005
	(in thousands except share data)
ASSETS
Cash and due from depository institutions	$12,319	$3,447
Federal funds sold and money market accounts	13,841	9,220
Investment securities	26,672	33,907
Loans receivable, net	133,709	109,773
Loans held for sale	1,080	252
Premises and equipment, net	2,321	1,435
Federal Home Loan Bank of Boston Stock	719	855
Accrued income receivable	865	680
Deferred income taxes	1,052	904
Other assets	569	453

Total assets	$193,147	$160,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$164,758	$129,200
Borrowed funds	14,952	19,117
Mortgagors' escrow accounts	169	176
Other liabilities	2,737	2,733
Total liabilities	182,616	151,226

Commitments and Contingencies

Stockholders' equity
Common stock, no par value; authorized 3,000,000
shares; issued and outstanding 1,194,550 and 1,186,236
in 2006 and 2005, respectively	899	892
Additional paid in capital	8,273	8,194
Retained earnings	1,627	1,054
Accumulated other comprehensive loss	(268)	(440)
Total stockholders' equity	10,531	9,700

Total liabilities and stockholders' equity	$193,147	$160,926

See notes to consolidated financial statements.
2

Consolidated Statements of Income
	For the Years Ended December 31,
	2006	2005	2004
	(in thousands except share data)
Interest income
Interest on loans	$9,022	$6,014	$4,561
Interest and dividends on investments and deposits	1,754	1,585	1,357
Total interest income	10,776	7,599	5,918

Interest expense
Deposits and escrow	4,196	2,259	1,475
Borrowed money	771	467	268
Total interest expense	4,967	2,726	1,743

Net interest income	5,809	4,873	4,175

Provision for loan losses	321	348	353

Net interest income after provision for loan losses	5,488	4,525	3,822

Noninterest income
Service charges and other fees	492	385	327
Realized gains (losses) on investments	(86)	-	6
Total noninterest income	406	385	333

Noninterest expense
Salaries	2,196	1,736	1,528
Employee benefits and taxes	428	347	306
Occupancy and equipment	791	655	671
Professional fees	206	139	145
Marketing	132	106	104
Office supplies	74	74	67
Outside service fees	179	225	146
Organizational costs	-	98	-
Merger related expenses	345	-	-
Other	396	329	249
Total noninterest expense	4,747	3,709	3,216

Income before income tax expense	1,147	1,201	939

Income tax expense	574	452	367
Net income	$573	$749	$572

Basic income per share	$0.48	$0.63	$0.49
Diluted income per share	0.45	0.60	0.47
Weighted-average shares outstanding - basic	1,191,018	1,184,930	1,178,639
Weighted-average shares outstanding - diluted	1,261,859	1,239,000	1,207,895

See notes to consolidated financial statements.
3

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings (deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands)

Balance at December 31, 2003	$884	$8,090	$(267)	$(62)	$8,645

Net income	-	-	572	-	572

Shares issued under stock
compensation plan	3	36	-	-	39

Net unrealized gains (losses) on
available-for-sale securities	-	-	-	(97)	(97)

Balance at December 31, 2004	$887	$8,126	$305	$(159)	$9,159

Net income	-	-	749	-	749

Shares issued under stock
compensation plan	5	68	-	-	73

Net unrealized gains (losses) on
available-for-sale securities	-	-	-	(281)	(281)

Balance at December 31, 2005	$892	$8,194	$1,054	$(440)	$9,700

Net income	-	-	573	-	573

Shares issued under stock
compensation plan	2	38	-	-	40

Shares issued through exercise
of stock options	5	41	-	-	46

Net unrealized gains (losses) on
available-for-sale securities	-	-	-	172	172

Balance at December 31, 2006	$899	$8,273	$1,627	$(268)	$10,531

See notes to consolidated financial statements.
4

Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$573	$749	$572
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	321	348	353
Depreciation	235	232	218
Provision for deferred taxes	(258)	(92)	(110)
Realized losses (gains) on investments	86	-	(6)
Realized losses (gains) on premises and equipment	5	-	-
Amortization (accretion) of premiums (discounts), net	98	171	209
Amortization of debt issuance costs	6	2	-
Common stock issued as compensation	40	73	39
Net change in:
Deferred loan fees	23	20	49
Accrued income receivable	(185)	(120)	(159)
Other assets	(116)	(266)	(14)
Other liabilities	4	1,527	320
Net cash provided by operating activities	832	2,644	1,471

Cash flows from investing activities
Proceeds from maturities, calls and
paydowns of available-for-sale securities	11,711	24,081	17,472
Proceeds sales of available-for-sale securities	3,121	-	509
Purchase of available-for-sale securities	(7,500)	(19,072)	(23,651)
Loan originations net of principal payments	(25,108)	(32,664)	(18,762)
Redemption (purchase) of Federal Home Loan Bank
of Boston Stock	136	(128)	(108)
Proceeds from sale of premises and equipment	17	-	-
Purchase of premises and equipment	(1,142)	(143)	(762)
Net cash used by investing activities	(18,765)	(27,926)	(25,302)

Cash flows from financing activities
Change in DDA, NOW, money market, and savings accounts	(12,640)	6,763	12,068
Change in time deposit accounts	48,198	14,691	14,413
Proceeds from borrowed funds	25,000	16,046	8,875
Repayments of borrowed funds	(29,171)	(9,610)	(8,576)
Change in mortgagors' escrow accounts	(7)	26	10
Proceeds from issuance of common stock	46	-	-
Net cash provided by financing activities	31,426	27,916	26,790

Net change in cash and cash equivalents	13,493	2,634	2,959
Cash and cash equivalents at beginning of year	12,667	10,033	7,074
Cash and cash equivalents at end of year	$26,160	$12,667	$10,033
Supplemental disclosures
Cash paid during the year for:
Interest	$5,028	$2,542	$1,621
Income taxes	$835	$604	$397
See notes to consolidated financial statements.
5

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

Investment securities
The Company's investments are categorized as available-for-sale. Available-for-sale securities are securities that are held for indefinite periods of time and are carried at fair value with unrealized gains and losses reported as a separate component of capital, net of estimated income taxes.

Mortgage-backed securities, which include collateralized mortgage obligations (CMO's), are either U.S. Government Agency securities or are rated in one of the top two ratings categories by at least one of the major rating agencies at the time of purchase. One of the risks inherent when investing in mortgage-backed securities and CMO's is the ability of such instruments to incur prepayments of principal prior to maturity. Because of prepayments, the weighted-average yield of these securities may also change, which could affect earnings.

6

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

Loans held-for-sale
Loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors. All loans sold by the Company are sold on a non-recourse basis. Gains or losses on the sale of loans are determined using the specific identification method.

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

7

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

FHLBB Advances - Fair values are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

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

8

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

	For The Years Ended December 31,
(in thousands except share data)	2006	2005	2004

Net income, as reported	$573	$749	$572
Stock-based employee compensation
included in net income	-	-	-
Total stock-based employee compensation
expense determined under the fair value
based method for all awards	-	-	(20)
Pro forma net income	$573	$749	$552

Earnings per share:
Basic, as reported	$0.48	$0.63	$0.49
Diluted, as reported	0.45	0.60	0.47
Basic, pro forma	0.48	0.63	0.47
Diluted, pro forma	0.45	0.60	0.45

The Company adopted Statement No. 123(R) on January 1, 2006.
9

Notes to Consolidated Financial Statements

1.      Summary of Significant Accounting Policies - (Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of SFAS. No. 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FASB Interpretation No. 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years ending after December 15, 2006. Adoption of this Interpretation is not expected to have a significant impact on the results of operations and financial condition.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156,

“Accounting for Servicing of Financial Assets.” Statement 156, which is an amendment to SFAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

10

Notes to Consolidated Financial Statements

2.    Investment Securities

The amortized cost basis and estimated fair values of investment securities were as follows:

	December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
Debt securities:
U.S. government and agency obligations:
Due in less than one year	$3,500	$-	$(29)	$3,471
Due from one through five years	4,000	-	(73)	3,927
	7,500	-	(102)	7,398

Corporate bonds:
Due in less than one year	506	-	(2)	504
Due from one through five years	1,554	-	(48)	1,506
	2,060	-	(50)	2,010

Municipal bonds:
Due after five years through ten years	1,179	-	-	1,179
Due after ten years	1,383	-	(6)	1,377
	2,562	-	(6)	2,556

Mortgage-backed securities	12,986	4	(282)	12,708

Total debt securities	25,108	4	(440)	24,672

Equity securities:
Variable rate preferred securities	2,000	-	-	2,000

Total available-for-sale securities	$27,108	$4	$(440)	$26,672
11

Notes to Consolidated Financial Statements

2.      Investment Securities -(Continued)

	December 31, 2005
	Amortized	Gross Unrealized		Fair
	Cost Basis	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
Debt securities:
U.S. government and agency obligations:
Due in less than one year	$1,509	$-	$(23)	$1,486
Due from one through five years	7,499	-	(168)	7,331
	9,008	-	(191)	8,817

Corporate bonds:
Due from one through five years	2,095	-	(75)	2,020

Municipal bonds:
Due after ten years	2,564	-	(15)	2,549

Mortgage-backed securities	20,456	1	(436)	20,021

Total debt securities	34,123	1	(717)	33,407

Equity securities:
Variable rate preferred securities	500	-	-	500

Total available-for-sale securities	$34,623	$1	$(717)	$33,907

The Company had realized losses of $85,597 and no gains for the year ended December 31. 2006. There were no realized gains or losses in the year ended December 31, 2005. Gross gains of $5,511 and no losses were realized on available-for-sale securities for the year ended December 31, 2004.

At December 31, 2006 and 2005 debt securities with a carrying and market value of $9,772,538 and $12,411,682, respectively, were pledged as collateral to secure public deposits and FHLBB advances.

The Bank has 50 individual investment securities in which the market value of the security is less than the cost of the security. Management believes that these unrealized losses are temporary and are the result of market conditions over the past several years.
12

Notes to Consolidated Financial Statements

The following is a summary of the market value and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. agency obligations	$-	$-	$7,398	$(102)	$7,398	$(102)
Corporate bonds	-	-	2,010	(51)	2,010	(51)
Municipal bonds	1,320	(3)	551	(2)	1,871	(5)
Mortgage-backed securities	-	-	11,852	(282)	11,852	(282)

Total investment securities	$1,320	$(3)	$21,811	$(437)	$23,131	$(440)

3.      Loans
At December 31, the composition of the Bank's loan portfolio was as follows:

	2006	2005
	(dollars in thousands)
Commercial mortgages	$69,603	$54,653
Commercial loans	30,162	22,726
Residential mortgages	22,925	22,848
Consumer and home equity loans	13,127	11,317
	135,817	111,544
Less:
Deferred loan origination fees	248	225
Allowance for loan losses	1,860	1,546

Loans receivable, net	$133,709	$109,773

Weighted average yield	7.24%	6.66%
13

Notes to Consolidated Financial Statements

3.     Loans- (Continued)
The Bank's lending activities are conducted principally in Connecticut. The Bank's investment in loans includes both adjustable and fixed rate loans. At December 31, the composition of the Bank's investment in loans was as follows:

	2006	2005
	(in thousands)
Fixed rate:
Term to maturity
1 month through 1 year	$7,389	$4,064
1 year through 3 years	4,010	4,643
3 years through 5 years	13,644	10,192
5 years through 10 years	9,538	12,691
Over 10 years	4,887	4,724
	39,468	36,314
Adjustable rate:
Rate adjustment
1 month through 1 year	39,102	22,409
1 year through 3 years	21,383	15,594
3 years through 5 years	33,148	29,948
5 years through 10 years	2,716	7,279
	96,349	75,230
Total loans	$135,817	$111,544

The adjustable rate loans have interest rate adjustment limitations and are indexed to the one to five year U.S. Treasury rate, the Wall Street Journal Prime Rate, or Federal Home Loan Bank advance rates.

Transactions in the allowance for possible loan losses for the years ended December 31, were as follows:

	2006	2005
	(in thousands)
Balance at beginning of period	$1,546	$1,295
Provision for loan losses	321	348
Charge offs	(11)	(114)
Recoveries	4	17

Balance at end of period	$1,860	$1,546

Nonperforming loans totaled $269,947 and $337,215 at December 31, 2006 and 2005, respectively. These loans, delinquent 90 days or more, were accounted for on a non-accrual basis. The amount of income that was contractually due but not recognized on nonperforming loans totaled $30,196 and $22,060 in 2006 and 2005, respectively. Impaired loans totaled $720,255 and $337,215 at December 31, 2006 and 2005, respectively. These loans had specific reserves of $139,033 at December 31, 2006 and $3,851 at December 31, 2005. At December 31, 2006 and 2005 outstanding commitments to lend additional funds to borrowers with loans on which the accrual of interest has been discontinued were $25,000 and none, respectively.
14

Notes to Consolidated Financial Statements

4.    Premises and Equipment

Premises and equipment at December 31, are summarized as follows:

	2006	2005
	(in thousands)
Office building	$658	$650
Leasehold improvements	783	757
Furniture, fixtures and equipment	1,016	767
Construction in progress	828	10
	3,285	2,184
Accumulated depreciation	964	749

Premises and equipment, net	$2,321	$1,435

Depreciation expense amounted to $234,868, $232,233, and $218,118 during the years ended December 31, 2006, 2005 and 2004, respectively.

In 2004, the Bank purchased a building on Farmington Avenue, in Bristol, that it plans on opening as a full service office in the first quarter of 2007. The building was previously leased and rental income for the years ended December 31, 2006, 2005, and 2004 was $16,800, $28,800 and $21,600, respectively.

The Bank is obligated under a 15 year lease agreement on the building it currently occupies in Bristol and a 10 year lease agreement on its office in Terryville.

On February 14, 2006, the Bank entered into a 22 year lease agreement for a new full-service office in Southington that opened in January of 2007.

On April 4, 2006, the Bank entered into a short-term sublease expiring in September 2007 for an operations center in Bristol. The Bank has entered into a ten year lease agreement on the same premises that will become effective and replace the sublease in September 2007.

Total rent expense for the years ended December 31, 2006, 2005 and 2004 was $220,398, $187,384, and $169,446, respectively.

The following is a schedule of future annual minimum rental payments required under leases, as of December 31, 2006:

(in thousands)
2007	$ 283
2008	335
2009	363
2010	376
2011	397
Thereafter	1,717
Total	$ 3,471
15

Notes to Consolidated Financial Statements

5.      Deposits

The balances and the rates at which the Bank paid interest on deposit accounts December 31, were as follows:

	2006		2005
	(dollars in thousands)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest checking	$18,225	-%	$17,166	-%
Regular savings	17,782	0.79	22,575	0.77
Money market savings	15,309	2.71	23,154	2.23
NOW accounts	3,646	1.25	4,707	0.47
	54,962	1.09	67,602	1.05

Certificate accounts maturing in:
Under 12 months	95,730	4.77	34,187	3.42
12 to 24 months	11,066	4.47	21,003	3.52
24 to 36 months	839	4.47	4,000	3.68
36 to 48 months	1,271	4.88	852	4.43
48 to 60 months	890	4.88	1,556	4.89
	109,796	4.74	61,598	3.52

Total deposits	$164,758	3.52	$129,200	2.23

Certificates with balances of $100,000 or more were $41,518,655 and $17,294,949 at December 31, 2006 and 2005, respectively.
16

Notes to Consolidated Financial Statements

6.      Borrowed Funds

Total borrowed funds with maturity dates and cost of funds were as follows at December 31:

	2006		2005
Year of Maturity:	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(dollars in thousands)
FHLBB Advances:
2006	$-	-%	$9,875	4.35%
2007	8,567	5.11	2,653	4.49
2008	815	2.95	872	2.95
2012	493	4.72	568	4.72
2016	973	4.77	1,050	4.77
Subtotal - FHLBB Advances	10,848	4.90	15,019	4.34
Subordinated Debt:
2035	4,104	6.42	4,098	6.42

Total borrowed funds	$14,952	5.32	$19,117	4.79

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
17

Notes to Consolidated Financial Statements

7.      Income Taxes

The components of income tax expense for the years ended December 31, were as follows:

	2006	2005	2004
	(in thousands)
Current:
Federal	$630	$431	$385
State	202	113	92
Total current	832	544	477
Deferred:
Federal	(208)	(73)	(99)
State	(50)	(19)	(11)
Total deferred	(258)	(92)	(110)
Income tax expense	$574	$452	$367

A reconcilement of the statutory federal income tax rate applied to income before taxes with the income tax provision was as follows:

	2006	2005	2004
	(in thousands)
Tax on income at statutory rates	$390	$408	$319
Increase (decrease) resulting from:
State tax, net of federal tax benefit	101	61	53
Non deductible merger expenses	117	-	-
Tax-exempt municipal income	(34)	-	-
Other items, net	-	(17)	(5)
Income tax expense	$574	$452	$367

The components of deferred taxes included in the balance sheet are as follows at December 31:

	2006	2005
	(in thousands)
Deferred tax receivable:
Reserve for loan losses	$705	$579
Deferred income for books previously taxed	96	88
Deferred compensation	87	-
Organizational costs	38	-
Available-for-sale securities	167	277
	1,093	944
Deferred tax payable:
Depreciation	(41)	(40)
	(41)	(40)
Net deferred tax receivable	$1,052	$904
18

Notes to Consolidated Financial Statements

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized. As of December 31, 2006, the Company believes that all deferred tax assets will be realized in the future and no valuation allowance is necessary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of 4.00% for Tier 1 leverage, 4.00% for Tier 1 risk-based capital and 8.00% for total risk-based capital. As of December 31 2006, the Company and its subsidiary meet all capital requirements to which it is subject.

At December 31, 2006, the Company and its subsidiary’s capital ratios were considered well capitalized for regulatory purposes. To be categorized as well capitalized, the Bank must maintain a Tier 1 leverage ratio of 5.00%, a Tier 1 risk-based capital ratio of at least 6.00%; and a total risk-based capital ratio of at least 10.00%. There have been no subsequent conditions or events which management believes have changed their status.

The following is a summary of the Company’s and its subsidiary’s actual capital:

	2006		2005
First Valley Bancorp, Inc.	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage	$13,940	7.49%	$13,340	8.80%

Tier 1 risk-based capital	13,940	9.52	13,340	11.58

Total risk-based capital	15,770	10.77	14,780	12.83
19

Notes to Consolidated Financial Statements

8.     Regulatory Matters - (Continued)

	2006		2005
Valley Bank	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage	$14,449	7.77%	$13,355	8.81%

Tier 1 risk-based capital	14,449	9.87	13,355	11.60

Total risk-based capital	16,279	11.12	14,795	12.86

The Bank's capital reported to regulators includes $3.2 million of proceeds from a trust preferred offering that is not included in capital under generally accepted accounting principles.

9.      Employee Benefits

The Bank has a 401K plan covering each employee who meets the minimum age and length of service requirements. Employees may defer gross compensation up to certain limits defined in the Internal Revenue Code. The Bank matched 10% of the amount of an employees’ contribution in the year ended December 31, 2004, and 25% in 2005 and 2006. In addition, the Bank has made additional discretionary contributions at year-end on a pro-rata basis to all participating employees. In December 2006, 2005 and 2004, the Bank made discretionary contributions of $12,000, $12,000, and $10,000, respectively. In total, the Bank contributed $38,715, $38,176, and $21,615 during the years ended December 31, 2006, 2005 and 2004, respectively.

10.     Comprehensive Income

For the year ended December 31, comprehensive income was comprised of:

	2006	2005	2004
	(in thousands)
Net income	$573	$749	$572

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	195	(461)	(149)
Reclassification adjustment for loss (gain) recognized in net income	86	-	(6)

Other comprehensive income (loss) before tax expense	281	(461)	(155)
Income tax expense related to items of other
comprehensive income (loss)	(109)	180	58
Other comprehensive income (loss) net of tax	172	(281)	(97)

Total comprehensive income	$745	$468	$475
20

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

The contractual amounts of outstanding commitments were as follows at December 31:

	2006	2005
	(in thousands)
Commitments to extend credit:
Loan commitments	$8,759	$11,184
Unadvanced lines of credit	21,992	21,931
Standby letters of credit	2,139	1,089

Outstanding commitments	$32,890	$34,204

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
21

Notes to Consolidated Financial Statements

11.      Financial Instruments - (Continued)

The estimated fair value of the Bank’s financial instruments at December 31, were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$26,160	$26,160	$12,667	$12,667
Investment securities	26,672	26,672	33,907	33,907
Loans receivable	133,709	132,445	109,773	109,466
Accrued income receivable	865	865	680	680

Financial liabilities
Deposits	164,758	160,056	129,200	123,759
Borrowed funds	14,952	14,844	19,117	18,963
Mortgagors' escrow accounts	169	169	176	176

Commitments to extend credit and standby letters of credit have short maturities and therefore have no significant fair values.

12.      Employee and Director Benefit Plan

During 2000, the Shareholders and the Board of Directors approved a plan entitled "Valley Bank 1999 Stock Option and Stock Compensation Plan, as amended".

The Company accounts for stock options issued in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. A table illustrating the effect of the plan had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, is included in Note 1.

The fair value of each option grant is estimated on the date of grant using the minimum value method. This method calculates a fair value per share that is equal to the difference between the present value of the exercise price and the current price of the stock reduced to exclude the present value of any expected dividends during the option's life. The following assumptions were used for option grants in 2004 and 2003: a risk free interest rate of 4.24% and 3.92%, respectively, an expected life equal to the grant life and an expected dividend yield of 0%. For options granted in 2004 and 2003, the weighted average fair values per share were approximately $7.59 and $7.49, respectively.

The plan initially reserved 141,075 shares of common stock to be used for eligible Bank employees and directors in the form of stock options or stock awards. The Plan was subsequently amended in 2003 and 2004, at which time additional shares totaling 30,724 and 117,600 respectively, were added.
22

Notes to Consolidated Financial Statements

Options are exercisable for a ten-year period from the effective date of the actual grant. However, the options may not be exercised before they vest.

The plan terminates on November 19, 2009.

Information regarding the Company's stock option plan as of December 31, is summarized below:

	2006		2005		2004
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price

Outstanding at beginning of year	124,050	$8.21	124,050	$8.21	118,000	$8.14
Granted	-	-	-	9.50	6,050	9.50
Exercised	5,808	8.00	-	-	-	-
Forfeited	-	-	-	-	-	-

Outstanding at end of year	118,242	$8.22	124,050	$8.21	124,050	$8.21

Options exercisable at end of year	118,242	$8.22	124,050	$8.21	124,050	$8.21

As further described in Note 1, the Company adopted Statement No. 123(R) on January 1, 2006.

13.      Stock Split

On December 19, 2005, the Company’s Board of Directors declared a 1 for 10 stock split effective January 30, 2006 for shareholders of record on December 30, 2005. All stock shares and per share amounts have been restated to give effect to the stock splits.

14.      Definitive Merger Agreement

On November 21, 2006, the First Valley Bancorp, Inc. (the “Company”) entered into a definitive agreement in which the Company will merge with and into New England Bancshares Acquisition, Inc. in exchange for cash and common stock of New England Bancshares, Inc. (“NEB”). NEB is a Maryland corporation based in Enfield, Connecticut and is the holding company for Enfield Federal Savings and Loan Association in Enfield, Connecticut. At the effective time of the merger, the separate corporate existence of the Company shall cease, and Valley Bank, the Company’s subsidiary, will become a subsidiary of NEB. Per the definitive agreement, Valley Bank will continue as a separate subsidiary for a minimum of five years after the effective date, absent the occurrence of certain unexpected events.

The transaction is valued at approximately $25.6 million. The terms of the definitive agreement call for each outstanding share of the Company to be converted into the right to receive .8907 shares of NEB common stock and $9.00 in cash.

The transaction is subject to approval by the shareholders of the Company as well as the customary regulatory approvals.
23

Notes to Consolidated Financial Statements

15.      Parent Company Only Financial Statements

The following financial statements are for the Company (First Valley Bancorp, Inc.) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	2006	2005
	(in thousands)
ASSETS
Cash and due from depository institutions	$425	$714
Investment in Valley Bank	14,365	13,040
Other assets	125	197

Total assets	$14,915	$13,951

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Subordinated debentures	$4,104	$4,098
Payable to Valley Bank	113	-
Other liabilities	42	28
Total liabilities	4,259	4,126

Stockholders' Equity	10,656	9,825

Total liabilities and stockholders' equity	$14,915	$13,951
24

Notes to Consolidated Financial Statements
Statements of Income

	2006	2005
	(in thousands)

Dividends from subsidiary	$-	$125
Interest and dividend income on investments	8	3
Interest expense on borrowed money	271	116
Net interest income	(263)	12

Organizational expenses	-	98
Professional services	42	1
Merger related expenses	345	-
Other noninterest expense	10	1
Total noninterest expense	397	100

Loss before income tax benefit and equity
in undistributed net income of subsidiary	(660)	(88)

Income tax benefit	(107)	(72)

Loss before equity in undistributed net
income of subsidiary	(553)	(16)

Equity in undistributed net income of subsidiary	1,126	765

Net income	$573	$749
25

Notes to Consolidated Financial Statements

15.      Parent Company Only Financial Statements - (Continued)

Statements of Cash flows

	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$573	$749
Adjustments to reconcile net income to cash
provided by operating activities:
Equity in undistributed net income of subsidiary	(1,126)	(765)
Amortization of discount on subordinated debt	6	2
Net change in:
Accrued interest receivable	-	(1)
Payable to Valley Bank	113	-
Other assets	72	(196)
Other liabilities	14	29
Net cash provided by operating activities	(348)	(182)

Cash flows from investing activities
Payments for investments in and advances
to subsidiaries	-	(3,200)
Net cash used by investing activities	-	(3,200)

Cash flows from financing activities
Proceeds from borrowed funds	-	4,096
Proceeds from issuance of common stock	59	-
Net cash provided by financing activities	59	4,096
Net change in cash and cash equivalents	(289)	714
Cash and cash equivalents at beginning of year	714	-
Cash and cash equivalents at end of year	$425	$714

Supplemental disclosures
Cash paid during the year for:
Income taxes	$-	$-
26