Form 10KSB/A
period 2006-12-31
First Valley Bancorp, Inc.
filed 2007-04-13
CIK 1318849

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-KSB/A

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

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A (“Form 10-KSB/A”) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007 ("Original Filing"), is being filed to add certain inadvertent omissions in the presentation of certain information required by Securites Act Guide 3 "Statistical Disclosure by Bank Holding Companies".

This Form 10-KSB/A hereby amends:

•	Part II, Item 6, Management's Discussion and Analysis or Plan of Operation
	•	Revised to present tabular disclosure of investment portfolio and provide weighted average yield for each range of maturities.
	•	Revised to present a summary of nonaccrual, past due and restructured loans and revised to present the allocation for loan losses and tabular disclosure loan principal repayments and breakdown of allowance for loan losses by loan category (sharing dollar amount) and contractual maturities and interest rate sensitivity of selected loan categories.
	•	Revised to present amount outstanding of certificates of deposit in amounts of $100,000 or more by maturity.

This Form 10-KSB/A speaks as of the end of our fiscal year ended December 31, 2006 or as of the date of the Original Filing, as applicable. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006
TABLE OF CONTENTS

PART I

Item 1	Description of Business	1-6

Item 2	Description of Property	6

Item 3	Legal Proceedings	7

Item 4	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5	Market for Common Equity, and Related Stockholder Matters and Small Business Issuer
	Purchases of Securities	7-8

Item 6	Management’s Discussion and Analysis or Plan of Operations	8-23

Item 7	Financial Statements	24

Item 8	Changes In and Disagreements With Accountants on Accounting
	and Financial Disclosure	24

Item 8A	Controls and Procedures	24

Item 8B	Other Information	24

PART III

Item 9	Directors, Executive Officers, Promoters, Control Persons and
	Corporate Governance; Compliance with Section 16(a) of the Exchange Act	24

Item 10	Executive Compensation	30

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	34

Item 12	Certain Relationships and Related Transactions, and Director Independence	36

Item 13	Exhibits	37-38

Item 14	Principal Accountant Fees and Services	38

SIGNATURES		40-41

CERTIFICATIONS

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

The following table is a summary of the Company's investment portfolio at December 31 for the years shown.

	December 31,
	2006		2005
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	$7,500	$7,398	$9,008	$8,817
Corporate bonds	2,060	2,010	2,095	2,020
Municipal bonds	2,562	2,556	2,564	2,549
Mortgage-backed securities	12,986	12,708	20,456	20,021
Equity securities	2,000	2,000	500	500
Total	$27,108	$26,672	$34,623	$33,907

The following table sets forth the stated maturities and weighted average yields of our debt securities at December 31, 2006. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. Municipal bonds and variable rate preferred securities have not been adjusted to a tax equivalent basis. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2006 (In thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
U.S. Government and agency obligations	$3,471	3.39%	$3,927	3.86%	$-	-%	$-	-%	$7,398	3.64%
Corporate bonds	504	2.93	1,506	3.68	-	-	-	-	2,010	3.49
Municipal bonds	-	-	-	-	1,179	5.59	1,377	5.82	2,556	5.71
Mortgage-backed securities	-	-	1,414	3.81	-	-	11,294	4.25	12,708	4.20
Total	$3,975	3.33	$6,847	3.81	$1,179	5.59	$12,671	4.42	$24,672	4.13

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

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

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

The following table provides a breakdown of loans by category for the years presented.

	December 31,
	2006		2005
(In thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$22,925	16.9%	$22,848	20.5%
Commercial	69,603	51.2	54,653	49.0
Total real estate loans	92,528	68.1	77,501	69.5
Commercial loans	30,162	22.2	22,726	20.4
Consumer loans	13,127	9.7	11,317	10.1
Total loans	135,817	100.0%	111,544	100.0%
Net deferred loan fees	248		225
Allowance for losses	1,860		1,546
Loans, net	$133,709		$109,773

The following table is a summary of the Company's nonaccrual, past due and restructured loans for the years presented.

	December 31,
(In thousands)	2006	2005
Nonaccrual loans:
Residential real estate	$257	$257
Commercial real estate	-	-
Commercial	-	80
Consumer and home equity	13	-
Total	270	337

Accruing loans past due 90 days or more:
Residential real estate	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer and home equity	-	-
Total	-	-
Total of nonaccrual and 90 days or more past due loans	270	337

Real estate owned	-	-
Other nonperforming assets	-	-
Total nonperforming assets	270	337
Troubled debt restructurings	174	-
Troubled debt restructurings and total nonperforming assets	$444	$337

Total nonperforming loans to total loans	0.20%	0.30%
Total nonperforming loans to total assets	0.14%	0.21%
Total nonperforming assets and troubled debt restructurings to total assets	0.23%	0.21%

 FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

The following table shows contractual maturites and interest rate sensitivity of selected loan categories:
December 31, 2006 (In thousands):	One Year Or Less	More than One to Five Years	More than Five Years	Total
Contractual Maturity:
Residential real estate	$1,315	$1,160	$20,450	$22,925
Commercial real estate	13,188	7,785	48,630	69,603
Commercial	8,339	13,960	7,863	30,162
Consumer and home equity loans	655	3,368	9,104	13,127
Total	$23,497	$26,273	$86,047	$135,817

Interest rate sensitivity:
Fixed-rate loans	$7,389	$17,654	$14,425	$39,468
Variable rate loans	16,108	8,619	71,622	96,349
Total	$23,497	$26,273	$86,047	$135,817

Interest income that would have been recorded for the year ended December 31, 2006, had nonaccruing loans been current according to their original terms amounted to $30,000. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2006.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2006		2005
(In thousands)	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans
Residential real estate	$132	16.9%	$96	20.5%
Commercial real estate	673	51.2	596	49.0
Commercial	789	22.2	564	20.4
Consumer and home equity	149	9.7	147	10.1
Unallocated	117	-	143	-
Total allowance for loan losses	$1,860	100.0%	$1,546	100.0%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.
	December 31,
(In thousands)	2006	2005
Allowance at beginning of period	$1,546	$1,295

Provision for loan losses	321	348
Charge offs:
Residential real estate loans	-	-
Commercial real estate loans	-	-
Commercial loans	-	(114)
Consumer and home equity loans	(11)	-
Total charge-offs	(11)	(114)

Recoveries	4	17
Net charge-offs	(7)	(97)

Allowance at end of period	$1,860	$1,546

Allowance to nonperforming loans	689.08%	458.59%
Allowance to total loans outstanding at the end of the period	1.37%	1.39%
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	0.11%

Deposits
The Bank offers a number of different deposit accounts, including NOW accounts, business and personal checking accounts, statement and passbook savings accounts, money market deposit accounts, certificates of deposit, and IRA accounts. Note 5 of the 2006 Financial Statements identifies the composition of deposits and the  maturity structure of certificates of deposit.

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

The following table presents certficates of deposit by maturity.

December 31, 2006 (In thousands)	Certificates of Deposit
Maturity Period
Three months or less	$33,339
Over three through six months	27,014
Over six through twelve months	35,377
Over twelve months	14,066
Total	$109,796

As of December 31, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $42 million.  The following table sets forth the maturity of those certificates:

December 31, 2006 (In thousands)
Maturity period:
Three months or less	$ 10,450
Over three through six months	9,233
Over six months through twelve months	17,763
Over twelve months	4,073
Total	41,519

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

At December 31, 2006 and December 31, 2005, First Valley Bancorp had $15.0 million and $19.1 million, respectively, in borrowed funds. First Valley Bancorp has used excess deposit flows during the year to repay maturing FHLBB advances. The weighted average rates on borrowed funds at December 31, 2006 and December 31, 2005 were 5.32% and 4.79%, respectively.

	Years Ended December 31,
(In thousands)	2006	2005
Maximum amount outstanding at any month-end during the period:
FHLB advances	$16,976	$15,019
Subordinated debt	4,104	4,098
Average amount outstanding during the period (1):
FHLB advances	11,210	10,707
Subordinated debt	4,101	1,717
Weighted average interest rate during the period (1):
FHLB advances	4.48%	3.30%
Subordinated debt	6.42%	6.42%
Balance outstanding at end of period:
FHLB advances	10,848	15,019
Subordinated debt	4,104	4,098
Weighted average interest rate at end of period:
FHLB advances	4.90%	4.34%
Subordinated debt	6.42%	6.42%

(1) Averages are based on daily balances.

Ratios
The following are measurements relating to the Company’s earnings.

	For the year ended December 31,
	2006	2005	2004
Return on Average Assets	0.33%	0.54%	0.48%
Return on Average Equity	5.60	7.94	6.43
Average Equity to Average Assets	5.96	6.75	7.51

Basic Income per Share	$0.48	$0.63	$0.49
Diluted Income per Share	$0.45	$0.60	$0.47

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

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

FIRST VALLEY BANCORP, INC. FORM 10-KSB ANNUAL REPORT
DECEMBER 31, 2006

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

/s/ Robert L. Messier, Jr.	Dated: April 12, 2007
Robert L. Messier, Jr.
President and Chief Executive
Officer

/s/ Mark J. Blum	Dated: April 12, 2007
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