Form 10QSB
period 2007-03-31
First Valley Bancorp, Inc.
filed 2007-05-15
CIK 1318849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

⁬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number  000 - 51408_________________

FIRST VALLEY BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

CONNECTICUT	04-3806732

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

FOUR RIVERSIDE AVENUE, BRISTOL, CT, 06010

(Address of principal executive offices)

860-582-8868

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
☐ YES	☒ NO

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

As of April 30, 2007, there were 1,194,550 shares of the registrant’s common stock outstanding.
Transitional Small Business Disclosure Format        Yes  ____   No   X

Table of Contents

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Statements of Financial Condition as of March 31, 2007 and December 31, 2006	3

	Consolidated Statements of Income for the three month periods ended March 31, 2007 and 2006	4

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6 - 9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9 - 18

Item 3.	Controls and Procedures	18

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18

Item 6.	Exhibits	18 - 19

SIGNATURES		20
CERTIFICATIONS		21 - 26

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

Part I FINANCIAL INFORMATION
Item 1 Financial Statements:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands except share data)
	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Cash and due from depository institutions	$5,443	$12,319
Federal funds sold and money market accounts	13,358	13,841
Investment securities	25,026	26,672
Loans receivable, net	135,285	133,709
Loans held for sale	444	1,080
Premises and equipment, net	2,858	2,321
FHLBB Stock, at cost	602	719
Accrued income receivable	788	865
Deferred income taxes	1,010	1,052
Other assets	94	569
TOTAL ASSETS	$184,908	$193,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$19,235	$18,225
Interest bearing	143,208	146,533
Total deposits	162,443	164,758
Borrowed funds	8,875	14,952
Mortgagors' escrow accounts	81	169
Other liabilities	2,977	2,737
Total Liabilities	174,376	182,616

Commitments and contingencies

Stockholders' Equity:
Common stock, no par value; authorized 3,000,000 shares;
issued and outstanding 1,194,550 at March 31, 2007 and
December 31, 2006	899	899
Additional paid-in capital	8,273	8,273
Retained earnings	1,561	1,627
Accumulated other comprehensive loss	(201)	(268)
Total Stockholders' Equity	10,532	10,531
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$184,908	$193,147

See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
Interest income:	2007	2006
Interest on loans	$2,528	$1,996
Interest and dividends on investments	456	384
Total interest income	2,984	2,380

Interest expense:
Deposits and escrow	1,422	753
Borrowed funds	122	239
Total interest expense	1,544	992
Net interest income	1,440	1,388

Provision for loan losses	99	75

Net interest income after provision for loan losses	1,341	1,313

Noninterest income:
Service charges and other fees	156	86
Realized gains (losses) on investments	-	(86)
Total noninterest income	156	-

Noninterest expenses:
Salaries	691	454
Employee benefits and taxes	136	90
Occupancy and equipment	378	182
Professional fees	82	46
Marketing	40	25
Office supplies	29	15
Outside service fees	65	50
Merger related expenses	35	-
Other	123	77
Total noninterest expenses	1,579	939
Income (loss) before income tax expense	(82)	374
Income tax expense (benefit)	(16)	153
NET INCOME (LOSS)	$(66)	$221

Basic income (loss) per share	$(0.06)	$0.19
Diluted income (loss) per share	$(0.05)	$0.18

Weighted-average shares outstanding - basic	1,194,550	1,187,573
Weighted-average shares outstanding - diluted	1,265,391	1,247,984

See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. AND SUBSIDIARY FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Three Months Ended March 31,
Cash flows from operating activities	2007	2006
Net income (loss)	$(66)	$221
Adjustments to reconcile net income to net
cash provided by operating activities:
Realized losses on investments	-	86
Depreciation	87	57
Provision for loan losses	99	75
Amortization of debt issuance costs	1	1
Amortization (accretion) of premiums (discounts), net	20	33
Common stock issued as compensation	-	22
Net Change in:
Accrued income receivable	77	18
Deferred loan fees	(9)	34
Other assets	475	(102)
Other liabilities	240	(989)
Net cash provided (used) by operating activities	924	(544)

Cash flows from investing activities
Proceeds from maturities, calls and paydowns
of available-for-sale securities	4,235	1,679
Proceeds from sales of available-for-sale securities	-	3,122
Purchase of available-for-sale securities	(2,500)	-
Loan originations net of principal payments	(1,030)	(6,978)
Redemption (purchase) of Federal Home Loan Bank of
Boston Stock	117	(88)
Purchases of premises and equipment	(624)	(91)
Net cash provided (used) by investing activities	198	(2,356)

Cash flows from financing activities
Change in DDA, NOW, money market and
savings accounts	2,921	(6,848)
Change in time deposit accounts	(5,236)	8,601
Proceeds from borrowed funds	-	11,000
Repayments of borrowed funds	(6,078)	(10,818)
Change in mortgagors' escrow accounts	(88)	(78)
Net cash provided (used) by financing activities	(8,481)	1,857
Net change in cash and cash equivalents	(7,359)	(1,043)
Cash and cash equivalents at beginning of period	26,160	12,667
Cash and cash equivalents at end of period	$18,801	$11,624

Supplemental Disclosures
Cash paid during the period for:
Interest	$1,591	$994
Income taxes	$245	$345
See notes to consolidated financial statements

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

 Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Business
First Valley Bancorp, Inc. (the “Company”), a Connecticut corporation, was formed in 2005 for the purpose of becoming the one-bank holding company of Valley Bank (the “Bank”), a wholly-owned subsidiary. The Company’s activity is currently limited to the holding of the Bank’s outstanding common stock and the Bank is the Company’s primary investment. The Company’s net income is largely derived from the business of the Bank.

The Bank commenced operations as a Connecticut state-chartered commercial bank on November 15, 1999. The Bank is an insured bank under the Federal Deposit Insurance Act up to its applicable limits. Like most state-chartered commercial banks in Connecticut, it is not a member of the Federal Reserve System.

On November 21, 2006, the Company entered into a definitive merger agreement in which the Company will merge with and into New England Bancshares Acquisition, Inc. in exchange for cash and common stock of New England Bancshares, Inc. (“NEB”). See Note 9 Definitive Merger Agreement for additional details.

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

The data presented for the three months ended March 31, 2007 and 2006 reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the results for such interim periods.

Interim results at and for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007.

Note 3. Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains (losses) on securities).

The Company’s one source of other comprehensive income is the net unrealized gain (loss) on securities.

	Three Months Ended
(in thousands)	March 31,
	2007	2006
Net Income (loss)	$(66)	$221

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale	110	(66)
Reclassification adjustment for loss recognized in net income	-	86
Other comprehensive income (loss) before tax expense	110	20
Income tax expense (benefit) related to items of other comprehensive income (loss)	43	8
Other comprehensive income (loss) net of tax	67	12
Total comprehensive income	$1	$233

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

The contractual amounts of outstanding commitments March 31, 2007 and December 31, 2006 were as follows:
(in thousands)
	March 31, 2007	December 31, 2006
Commitments to extend credit:
Loan commitments	$9,661	$8,759
Unadvanced lines of credit	25,396	21,992
Unused overdraft privilege	2,335	-
Standby letters of credit	2,139	2,139
Outstanding commitments	$39,531	$32,890

Note 6. Stock Based Compensation
The Company has a long-term incentive plan authorizing various types of market and performance based incentive awards that may be granted to directors, officers and employees. Information regarding stock options as of March 31, 2007 is summarized below:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	118,242	$8.22
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2007	118,242	$8.22

Options exercisable at March 31, 2007	118,242	$8.22

On January 1, 2006, the Company adopted the provision of SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense is recognized currently for all outstanding options not yet vested. All of the Company’s outstanding options were fully vested as of the effective date and therefore no compensation expense was recognized. Previously, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its long-term incentive plan.

Note 7. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have a material impact on the Company’s financial position or results of operation.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose and measure many financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 in the first quarter of 2008 with earlier adoption permitted, and is currently evaluating the impact of the adoption of SFAS No. 159 on its financial position and results of operations.

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

Note 9. Definitive Merger Agreement
On November 21, 2006, the Company entered into a definitive agreement in which the Company will merge with and into New England Bancshares Acquisition, Inc. in exchange for cash and common stock of New England Bancshares, Inc. (“NEB”). NEB is a Maryland corporation based in Enfield, Connecticut and is the holding company for Enfield Federal Savings and Loan Association in Enfield, Connecticut. At the effective time of the merger, the separate corporate existence of the Company shall cease, and Valley Bank, the Company’s subsidiary, will become a subsidiary of NEB. Per the definitive agreement, Valley Bank will continue as a separate subsidiary for a minimum of five years after the effective date, absent the occurrence of certain unexpected events.

The transaction is valued at approximately $25.6 million. The terms of the definitive agreement call for each outstanding share of the Company to be converted into the right to receive .8907 shares of NEB common stock and $9.00 in cash.

The transaction has received the requisite regulatory approvals but is subject to approval by the shareholders of the Company.

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview
The Company is the holding company for Valley Bank (the “Bank”), a Connecticut state-chartered commercial bank located in Bristol, Connecticut. The Bank, which has its main office in Bristol, and full-service branch offices at 8 South Main Street, in the Terryville section of Plymouth, at 98 Main Street in Southington, and at 888 Farmington Avenue in Bristol. The Southington and Farmington Avenue offices opened in January and March 2007, respectively. The Bank provides banking services to commercial and individual customers primarily in the town of Bristol and the neighboring communities of Burlington, Farmington, Plainville, Plymouth, Southington and Wolcott. The Bank offers to its business customers demand, savings and time deposit accounts and the granting of various types of commercial loans and commercial real estate loans.

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

In January 2006, the Board of Directors authorized the Bank to begin offering full-time access to advisory and investment services to consumers and businesses on retirement planning, individual investment portfolios, and strategic asset management. The new services provided by the Bank (d/b/a Riverside Investment Services) include mutual funds, life insurance options, tax and estate planning, and investment portfolio analysis. In April 2006, the Bank hired Thomas O. Barnes, Jr. as the Manager of Riverside Investment Services and began to provide these services. Riverside Investment Services is located on the second floor of the Bank’s main office on Four Riverside Avenue, Bristol, Connecticut.

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

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

In December 2006, the Company announced that Mark J. Blum, the Executive Vice President, Treasurer and Chief Financial Officer of Valley Bank and the Company, had been elected a director of both the Bank and the Company.

First Valley Bancorp, Inc. lists its stock on the Over The Counter Bulletin Board at www.otcbb.com under the symbol “FVLY”.

The following discussion and analysis presents a review of the operating results and financial condition of the Company, for the three month periods ended March 31, 2007 and 2006. The discussion below should be read in conjunction with the financial statements and other financial data presented elsewhere herein.

FINANCIAL CONDITION
General
Total assets decreased by $8.2 million, or 4.3%, during the first quarter of 2007. Total loans grew by $1.7 million, or 1.2%, for the quarter, while total investment securities declined by $1.6 million, or 6.2%. Total deposits decreased by $2.3 million, or 1.4%, in the first quarter of 2007 and total borrowed funds balances declined by $6.1 million, or 40.6%, for the quarter.

Investment Securities
The carrying value and estimated market values of investment securities are as follows:
(in thousands)

March 31, 2007
Available-for-sale securities:	Amortized	Gross Unrealized		Estimated
Debt securities:	Cost	Gains	(Losses)	Market Value
U.S. agency obligations:
Due in less than one year	$3,499	$-	$(32)	$3,467
Due from one through five years	3,000	-	(47)	2,953
	6,499	-	(79)	6,420
Corporate bonds:
Due in less than one year	253	-	(1)	252
Due from one through five years	1,550	-	(41)	1,509
	1,803	-	(42)	1,761

Municipal bonds:
Due after five through ten years	1,179	-	(2)	1,177
Due after ten years	1,382	1	(1)	1,382
	2,561	1	(3)	2,559

Mortgage-backed securities	12,489	11	(214)	12,286
Total debt securities	23,352	12	(338)	23,026

Equity securities:
Variable rate preferred securities:	2,000	-	-	2,000
Total available-for-sale securities	$25,352	$12	$(338)	$25,026

December 31, 2006
Available-for-sale securities:	Amortized	Gross Unrealized		Estimated
Debt securities:	Cost	Gains	(Losses)	Market Value
U.S. agency obligations:
Due in less than one year	$3,500	$-	$(29)	$3,471
Due from one through five years	4,000	-	(73)	3,927
	7,500	-	(102)	7,398
Corporate bonds:
Due in less than one year	506	-	(2)	504
Due from one through five years	1,554	-	(48)	1,506
	2,060	-	(50)	2,010

Municipal bonds:
Due after five through ten years	1,179	-	-	1,179
Due after ten years	1,383	-	(6)	1,377
	2,562	-	(6)	2,556

Mortgage-backed securities	12,986	4	(282)	12,708
Total debt securities	25,108	4	(440)	24,672

Equity securities:
Variable rate preferred securities:	2,000	-	-	2,000
Total available-for-sale securities	$27,108	$4	$(440)	$26,672

The Company had no realized gains or losses on investment securities during the three months ended March 31, 2007, and an $86,000 realized loss on investment securities during the three months ended March 31, 2006.

Loans
The Company’s loan portfolio increased by $1.7 million, or 1.2%, during the first quarter of 2007. The majority of growth was in commercial and consumer real estate loans. At March 31, 2007 and December 31, 2006, the composition of the Company’s loan portfolio was as follows (dollars in thousands):

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

	At	At
	March 31, 2007	December 31, 2006
Commercial mortgages	$70,858	$69,603
Commercial loans	29,702	30,162
Residential mortgages	23,942	22,925
Consumer and home equity loans	12,979	13,127
	137,481	135,817
Less:
Deferred loan origination fees	238	248
Allowance for loan losses	1,958	1,860
Loans receivable, net	$135,285	$133,709
Weighted average yield	7.25%	7.24%

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

The following summarizes the changes in allowance for loan losses for the three months ended March 31, 2007 (dollars in thousands):

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

Balance, beginning of period	$1,860
Provision for loan losses	99
Chargeoffs	(1)
Recoveries	-
Balance, end of period	$1,958

Nonperforming loans totaled $257,000 and $270,000 at March 31, 2007 and December 31, 2006, respectively. These loans, delinquent 90 days or more, were accounted for on a non-accrual basis. Impaired loans totaled $870,000 and $720,000 at March 31, 2007 and December 31, 2006, respectively. These loans had specific reserves of $227,000 at March 31, 2007 and $139,000 at December 31, 2006.

Deposits
Deposits declined by $2.3 million, or 1.4%, during the first quarter of 2007. The decrease was almost entirely in time deposit balances, while balances in NOW accounts, money market savings and demand deposit accounts increased.

At March 31, 2007 and December 31, 2006, the Company’s deposit balances were as follows (dollars in thousands):

	At March 31 , 2007		At December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Non-interest checking	$19,235	0.00%	$18,225	0.00%
Regular savings	17,564	0.82%	17,782	0.79%
Money market savings	17,384	2.85%	15,309	2.71%
NOW accounts	3,700	0.69%	3,646	1.25%
	57,883	1.15%	54,962	1.09%

Time deposits	104,560	4.74%	109,796	4.74%
Total Deposits	$162,443	3.46%	$164,758	3.52%

Borrowed Funds
At March 31, 2007 and December 31, 2005, the Company had $8.9 million and $15.0 million, respectively, in borrowed funds. The Company has used excess liquidity during the first quarter of 2007 to repay maturing Federal Home Loan Bank of Boston ("FHLBB") Advances. The weighted average rates on borrowed funds at March 31, 2007 and December 31, 2006 were 5.29% and 5.32%, respectively.

Liquidity and Capital Resources
At March 31, 2007, approximately 24% of the Company’s assets were held in cash, cash equivalents and securities and 73% of the Company’s assets were held in loans. The Company’s ratio of loans to deposits, which is used as a general guideline in managing the Company’s asset/liability mix, was 83% at March 31, 2007.

The Company has other liquidity related policy targets and thresholds which are reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). The Company reviews and sets deposit rates weekly

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

based upon its need for funds, competition in the market area, and the availability and pricing of other funding sources.

The Bank is also a member of the FHLBB, which provides an alternative funding source for the Bank’s liquidity needs. The Bank currently has approximately $23 million of additional borrowing capacity at the FHLBB.

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

The Bank’s regulatory capital ratios at March 31, 2007 were a total risk-based capital ratio of 11.2% and a Tier 1 capital ratio of 7.8%. Those capital ratios at December 31, 2006 were 11.1% and 7.8%, respectively. The Company’s regulatory capital ratios at March 31, 2007 and December 31, 2006 were similar to the Bank’s ratios. Both the Company’s and the Bank’s capital ratios at March 31, 2007 were considered well capitalized for regulatory purposes.

RESULTS OF OPERATIONS
Comparison of the three month periods ended March 31, 2007 and 2006
Net Income
The Company had a net loss of $66,000, or $0.06 basic loss per share and $0.05 diluted loss per share, for the three-month period ended March 31, 2007, compared to net income of $221,000, or $0.19 basic income per share and $0.18 diluted income per share, for the three-month period ended March 31, 2006. The net loss in the first quarter of 2007 is primarily attributable to expenses related to the operation of two new branch offices that opened for business in the first quarter of 2007.

Net Interest Income
Net interest income for the three months ended March 31, 2007 was $1,440,000 compared to $1,388,000 for the same period in 2006. The increase for the three-month period is due to growth in interest-earning assets which more than offset compression in the Bank’s average net interest margin, which was 3.31% for the quarter ended March 31, 2007 compared to 3.65% for the same quarter in 2006.

Interest Income
Total interest income for the three-month periods ended March 31, 2007 and 2006 was $2,984,000 and $2,380,000, respectively. The average rate on interest-earning assets was higher by 62 basis points in the 2007 quarter versus the same quarter in 2006, while average interest earning assets were increased by $21.8 million.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

Interest Expense
Total interest expense for the three-month periods ended March 31, 2007 and 2006 was $1,544,000 and $992,000, respectively. The average rate on deposits and borrowings was 4.08% in the first quarter of 2007 compared to 3.05% in the same quarter of 2006, an increase of 103 basis points. The increase in the average rate reflects a shift of savings and money market deposits into time deposits. The higher interest expense in the current quarter reflects the higher average rate as well as strong growth in average interest-bearing liabilities which increased by $21.6 in the first quarter of 2007.

The tables below shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by the Company (dollars in thousands):

	For Three Months Ended
	March 31, 2007			March 31, 2006
Interest-Earning Assets:	Average	Income/	Average	Average	Income/	Average
Federal funds sold and money	Balance	Expense	Rate	Balance	Expense	Rate
market accounts	$13,458	$172	5.18%	$6,256	$70	4.51%
Investment securities	26,722	284	4.31%	31,757	314	4.01%
Loans	135,988	2,528	7.54%	116,339	1,996	6.96%
Total interest-earnings assets	176,168	2,984	6.87%	154,352	2,380	6.25%

Non-interest-earning assets	9,154			5,421
Total assets	$185,322			$159,773

Interest-Bearing Liabilities:
NOW accounts	2,858	7	1.02%	3,033	4	0.53%
Savings and money market accounts	33,186	138	1.68%	42,558	159	1.52%
Time deposits	108,457	1,277	4.78%	66,655	590	3.59%
Borrowed money	9,101	122	5.44%	19,773	239	4.90%
Total interest-bearing liabilities	153,602	1,544	4.08%	132,019	992	3.05%
Non-interest-bearing demand deposits	18,950			16,677
Other non-interest-bearing liabilities	2,225			1,214
Capital accounts	10,545			9,863
Total liabilities and capital accounts	$185,322			$159,773

Net interest income		$1,440			$1,388

Net interest margin		3.31%			3.65%
Interest rate spread		2.79%			3.20%

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

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

	For the 3 Months Ended
	March 31, 2007 versus 2006
Interest Income:	Increase (Decrease) Due to
Federal funds sold and money	Rate	Volume	Total
market accounts	$12	$90	$102
Investment securities	23	(53)	(30)
Loans	176	356	532
Total interest income	211	393	604

Interest Expense:
NOW accounts	3	-	3
Savings and money market accounts	16	(38)	(22)
Time deposits	237	451	688
Borrowed money	25	(141)	(117)
Total interest expense	281	272	552
Change in Net interest income	$(70)	$121	$52

Provision for Loan Losses
The Company’s provision for loan losses was $99,000 in the first quarter of 2007 compared with $75,000 for the first quarter of 2006. Management performs a quarterly review of the loan portfolio and based on this review sets the level of provision necessary to maintain an adequate loan loss allowance. At March 31, 2007, the allowance for loan losses totaled $1,957,000, or 1.42% of total gross loans outstanding, compared to $1,860,000, or 1.37% of total loans outstanding, at December 31, 2006.

At March 31, 2007 and December 31, 2006, the Bank had nonperforming loans totaling $257,000 and $270,000, respectively.

Noninterest Income
The Company had $156,000 of service charges and other fees for the three months March 31, 2007 compared to $86,000 for the same period in 2006. The growth in 2007 reflects higher fees on deposit accounts as well as fees from Riverside Investment Services. The first quarter of 2006 also includes an $86,000 net realized loss on investment securities.

FIRST VALLEY BANCORP, INC. FORM 10-QSB QUARTERLY REPORT
MARCH 31, 2007

Noninterest Expense
Total noninterest expenses in the first quarter of 2007 were $1,579,000 versus $939,000 in the first quarter of 2006, an increase of $640,000. The growth in 2007 reflects the operating expenses related to two full service branches that were opened in the first quarter of 2007 and an operations center that was occupied in the third quarter of 2006. The increase also includes compensation and benefits expenses and other costs related to the startup and operation of Riverside Investment Services. The Bank had 55 full-time equivalent employees at March 31, 2007 versus 52 full-time equivalent employees at December 31, 2006 and 34 full-time equivalent employees at March 31, 2006.

Income Taxes
Total income tax benefit for the three-month periods ended March 31, 2007 was $16,000 compared with an income tax expense of $153,000 for the same quarter in 2006. The effective income tax rates for the respective quarters were 19.6% and 40.9%.

(c) Off Balance Sheet Arrangements
There have been no significant changes in the Company's off balance sheet arrangements, which primairly consist of commitments to lend, during the quarter ended March 31, 2007.

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
MARCH 31, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST VALLEY BANCORP, INC.
(Registrant)

Date: May 14, 2007	/s/ Robert L. Messier, Jr.
Robert L. Messier, Jr.
President and Chief Executive
Officer

Date: May 14, 2007	/s/Mark J. Blum
Mark J. Blum
Executive Vice President, Treasurer
and Chief Financial Officer